Form 10-K
period 2001-12-31
BRUKER AXS INC
filed 2002-03-26
CIK 1134224

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001
Commission File Number 000-

BRUKER AXS INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1908020 (IRS Employer Identification Number)

5465 East Cheryl Parkway
Madison, WI 53711

(Address of principal executive offices, including zip code)

(608) 276-3000

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2002 was $48,739,476 (based on the last reported sale price on the Nasdaq National Market on that date). This amount excludes an aggregate of 43,995,469 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

        The number of shares outstanding of the registrant's Common Stock as of March 20, 2002 was 56,180,338.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference into the following parts of this Form 10-K:

(i)
Proxy Statement for the 2002 Annual Meeting of Stockholders—Part III—Items 10, 11, 12 and 13.

(ii)
Annual Report to Stockholders for the fiscal year ended December 31, 2001—Part II—Items 6, 7, 7A and 8.

BRUKER AXS INC.

Annual Report on Form 10-K

Table of Contents

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the "Factors Affecting Our Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and we caution readers not to place undue reliance on such statements.

        References to "we," "us," "our," the "Company" or "Bruker AXS" refer to Bruker AXS Inc. and, in some cases, its subsidiaries, as well as all predecessor entities.

        Our principal executive offices are located at 5465 East Cheryl Parkway, Madison, Wisconsin 53711, and our telephone number is (608) 276-3000. Information about Bruker AXS is available at www.bruker-axs.com. The information on our website is not incorporated by reference into and does not form a part of this report. All trademarks, tradenames or copyrights referred to in this report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

        Bruker AXS is a leading worldwide developer and provider of advanced integrated X-ray systems which provide solutions for molecular and elemental analysis by X-ray diffraction and X-ray fluorescence. Our products, which have particular application in the drug discovery and materials science fields, provide our customers with the ability to determine the structure of specific molecules, such as proteins, and to characterize and determine the composition of materials. Our customers include biotechnology and pharmaceutical companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials analysis.

        Our X-ray systems are sophisticated devices that use extremely short wavelengths of energy to determine the characteristics of matter. Depending on the customer-specific application, our X-ray systems incorporate one of three core technology applications: single crystal X-ray diffraction, known as SCD or X-ray crystallography; polycrystalline X-ray diffraction, known as XRD or X-ray diffraction; and X-ray fluorescence, known as XRF. Using our modular platform approach, we often combine each of these three technology applications with sample preparation tools, automation, consumables and data analysis software. Our systems offer integrated solutions for applications in multiple existing and emerging markets, including:

  •
  drug discovery and development;

  •
  structural proteomics;

  •
  advanced materials research; and

  •
  industrial process control.

        Bruker AXS was incorporated in Massachusetts in September 1997 as Bruker AXS, Inc. and acquired the X-ray business of Siemens AG, our predecessor, in October 1997. In March 2000, we reincorporated in Delaware as Bruker AXS Inc.

Market Opportunity

Drug discovery and development—Proteomics

        Our X-ray systems address key needs in two related fields of drug discovery and development: protein structure determination and small molecule drug development. The need for more effective and efficient methods of drug discovery is becoming increasingly important for a variety of reasons. Historically, drugs were discovered either through trial and error, through application of detailed knowledge of a disease process, or by modifying known drugs. These discovery processes are expensive, labor intensive and susceptible to failure at any stage. According to the Pharmaceutical Industry Profile 2001, or PIP, research and development of each drug using these methods can cost over $500 million, take over 10 years to develop and, according to Network Science, could require evaluation of over 10,000 compounds. Even though PIP estimates that the pharmaceutical industry spent over $26 billion in 2000 for drug discovery research, there are still a significant number of major diseases which do not currently have safe, effective treatments. Additionally, many diseases that had been successfully treated by drugs now require the development of new drugs, as bacterial strains are becoming more resistant to previously effective drugs.

        The recent sequencing of the human genome is leading to a new era of therapeutic research, providing opportunities for shorter, less expensive drug discovery cycles as well as for development of more effective drugs with fewer side effects. Shortening the drug discovery cycle could aid in getting effective drugs to people who need them more quickly, reduce research and development costs, enable a company to obtain a drug patent more quickly than a competitor and increase the useful life of a drug patent. The sequencing of the human genome also provides opportunities for treating diseases for which there are currently no available drugs.

        The amount of information available as a result of the sequencing of the human genome is enormous. A human gene contains the information or instructions necessary to create one or more proteins, which are the molecules that carry out a cell's biological function. An estimated 100,000 to 300,000 human proteins arise from the estimated 35,000 human genes. Further, most proteins are substantially more complex than genes, both chemically and physically. Proteins consist of strings of building blocks known as amino acids, the sequence of which can be determined by analyzing the gene responsible for encoding the protein. The biological activity of the protein is derived from the highly specific three-dimensional folds or loops in which the sequence of amino acids is arranged. To perform functions within the body, proteins interact with other molecules, including other proteins, at the surface of these folds or loops in specific amounts, in specific ways and at specific times. Abnormalities in the amount, shape or function of proteins within cells disrupt these interactions and can result in disease. Consequently, biotechnology and pharmaceutical companies attempt to develop drugs that will bind to a desired protein and alter the cell's biological function.

        The study of proteins, or proteomics, involves the isolation, identification, expression and characterization of structure and function of proteins. Proteomics offers opportunities to improve the drug development process by:

  •
  identifying additional proteins to act as potential drug targets, which could lead to viable new drugs;

  •
  determining protein expression levels, or the amount of protein in a cell or tissue, which may enable researchers to learn more about the role proteins play in disease;

  •
  assisting researchers in determining the cause of disease, which can provide researchers with better insights into intervention; and

  •
  enabling the rapid determination of a protein's structure, which will assist researchers in predicting which potential drug compounds can bind to a protein, increasing both the ability to design drugs with fewer side effects and a drug candidate's probability of clinical success.

        A critical step in the characterization of proteins is the determination of their three-dimensional structure. A new field of research known as structural proteomics has emerged which involves the determination of the structure of large numbers of proteins on an industrialized scale. Knowledge of a protein's three-dimensional structure is essential to:

  •
  determine how potential drugs bind to proteins and change the behavior of the protein;

  •
  design chemical compounds to bind to a protein;

  •
  understand how disease or variations in drug response in different people result from specific changes in the gene that determine a protein's structure and activity; and

  •
  understand how a protein functions or interacts with other proteins.

        In order to determine the three-dimensional structure of a protein or other molecule, researchers use one of the following technologies:

  •
  X-ray crystallography involves producing highly purified protein samples, creating solid crystals of the protein and then bouncing, or diffracting, X-rays off the crystallized protein to provide a unique pattern of X-rays, called a diffraction pattern. Computational, or mathematical, techniques then convert the diffraction data into high resolution structures that indicate the position of every atom in the protein.

  •
  Nuclear magnetic resonance, or NMR, is a complex process in which a protein in liquid form is exposed to an external magnetic field. The atoms of the protein emit characteristic microwave energy frequencies that are measured in a spectrum. Interpretation and analysis of the spectrum indicate the location of the various atoms within the protein being studied, allowing the determination of the protein's structure.

  •
  In silico structure prediction is a computational method by which a protein structure determined by use of either X-ray crystallography or NMR is compared to an unknown but similar protein structure in order to predict the structure of the unknown protein.

        These techniques, while functionally different, provide complementary information. For example, researchers can use X-ray crystallography to analyze a protein in solid form and NMR to analyze the same protein in liquid form. Since proteins exhibit different characteristics in solid and liquid forms, combining these techniques allows researchers to get as much information, and ideally a structural solution, as quickly as possible. Additionally, researchers can use in silico structure prediction to obtain a large number of protein structure models. These structures, however, are not as accurate as those produced by X-ray crystallography and NMR.

        Knowledge of protein structure has facilitated the pursuit by biotechnology and pharmaceutical companies of a rapidly developing drug discovery method called structure-based drug design. This method combines structural biology with computational and medicinal chemistry in order to rationally analyze the molecular structure of a target to design drugs. Structure-based drug design has significant potential to reduce the costs and time commitments associated with traditional drug discovery methods.

        The demand for more efficient drug discovery, as well as the increased interest in structure-based drug design including the use of proteomics and small molecule drug development, is causing a shift in the drug discovery research and development process and significant investment by both government and private entities.

  •
  With the sequencing of the human genome, significant research focus has turned to the study of the products of these genes, proteins. This emphasis on proteomic research is expected to consume far greater time and money than the decade-long genomic effort because of the increased complexity of the structure and function of the number of human proteins.

  •
  An international initiative for structural proteomics, similar to the Human Genome Project, is currently underway. The U.S. portion of the initiative is being led by the National Institute of General Medical Sciences.

  •
  Research and development spending for proteomics continues to grow, as suggested by total revenue which was approximately $1.0 billion in 2000 and is expected to increase more than 40% per year to approximately $5.6 billion in 2005.

  •
  In 2000, approximately $400 million was invested in proteomics-focused companies.

        Some examples of effective, FDA-approved drugs developed using structure-based drug design include several HIV-1 protease inhibitors such as Merck's Crixivan, Vertex's Agenerase, which is marketed in the U.S. by GlaxoSmithKline, and Pfizer subsidiary Agouron's Viracept. Other successes include two recently approved drugs to treat influenza: GlaxoSmithKline's Relenza and Gilead Science's/Roche's Tamiflu.

Materials science and research

        Our X-ray technology is also vital in the research of the properties and structure of materials and the determination and analysis of the composition of elements. These fields, known as materials science, involve the discovery of catalysts and the characterization of materials used in the manufacture of chemicals, petrochemicals, pharmaceuticals, semiconductors, steel, cement, plastics and rubber. The market for X-ray products for materials science can be separated into:

  •
  research, which requires systems with great flexibility and sensitivity; and

  •
  production, quality assurance and quality control, which require systems with high throughput and immediate affirmative or negative results for rapid decision-making ability.

        Traditional materials discovery has relied on an often expensive and time-consuming process of trial and error for the discovery and development of new catalysts and chemical processes: making one material; testing it; then slightly modifying the material or making an entirely different one; re-testing it; and so on. These inefficient methods, which often do not result in the desired outcome, are slow and often cannot keep pace with current product life cycles and expectations of product line growth. Chemicals and materials companies have generally lagged behind other industries' investment in novel methods or technologies to improve materials discovery and development. This has been due to the low-margin nature of these industries and strong earnings pressure. Despite these factors, the large amount of capital required to develop new products continually forces these traditional chemicals and materials companies to find ways to improve the discovery and development of materials.

        For decades, materials scientists employed relatively low throughput experimentation using X-ray technology. More recently, researchers in the field of materials discovery have been able to employ a high throughput, combinatorial approach to experimentation. This approach enables the investigation and screening of up to thousands of new product formulations obtained from simultaneous variations of multiple process parameters. Unlike traditional discovery methods, high throughput combinatorial experimentation focuses on producing large numbers of discrete chemicals in small quantities, testing the chemicals simultaneously and analyzing the test results in order to find the candidates that best meet the desired criteria. Combining the speed of high throughput, combinatorial screening with the depth and accuracy of information provided using X-ray diffraction greatly improves this process, enabling scientists to discover novel materials and chemical processes more efficiently. In addition, these technologies allow companies to reduce costs, increase technology innovation and develop new products based on proprietary materials.

        We believe that combinatorial materials research is fueling significant growth in advanced materials markets such as:

  •
  polymers;

  •
  nanomaterials;

  •
  electronic/photonic materials; and

  •
  catalysts.

        High throughput combinatorial screening using X-ray diffraction, together with combinatorial analysis, can provide cost-effective, non-destructive solutions to accelerate materials discovery.

        X-ray technology is also used in the materials science market for quality control. X-ray diffraction and X-ray fluorescence are the leading complementary technologies used for the quality control of elemental and compound composition. Industrial customers, who use these technologies to determine the composition of raw materials such as cement, steel, copper and aluminum, are increasingly seeking complete laboratory and process automation solutions.

Limitations of Current Alternative Approaches

        Many of the technologies available today have limitations when used for applications involving drug discovery, matter characterization and materials composition.

Drug discovery and development—Proteomics

        Protein structure determination methods currently have the following limitations:

Method		Limitation

NMR	•	Lower resolution and less precise structure than produced by crystallography.
	•	Inability to analyze large proteins.
	•	Slow rate of data collection.
	•	Requires manual data interpretation.
	•	Needs operator expertise to determine a structure.
In silico structure	•	Accuracy of structures is dependent on the similarity between the known and unknown protein structure.
	•	Cannot be used for a large percentage of proteins which are sufficiently unique or which have no closely related, determined protein structure.
	•	Provides less accurate data pertaining to surface structure of proteins than other methods.
X-ray crystallography	•	Requires crystallization of sample.
	•	Not all samples are crystallizable.
	•	Can be expensive.

        For the determination of molecular structure, X-ray crystallography is the method of choice for obtaining unambiguous and complete three-dimensional representation of crystallizable proteins and chemical compounds. Within X-ray crystallography itself there are competing technologies, primarily involving detector technology. For example, CCD detectors compete with imaging plate technology. In imaging plate technology, imaging plates, which work like photographic film, are exposed to X-rays and then read with a laser scanner which produces the diffraction pattern in electronic format. Although they typically provide a large image capture area and are relatively inexpensive, imaging plates cannot provide the required high-throughput capabilities due to their lengthy readout process. Also, due to the nature of the film plate and the readout process, imaging plates have relatively low X-ray sensitivity. On the other hand, CCD detectors, which can provide the high-speed readout capabilities and increased sensitivity demanded for high throughput proteomics applications, have traditionally been limited by their high cost and small image capture area.

Materials science and research

        In materials analysis, there is no current technology, other than X-ray technology, which can adequately provide the necessary research and industrial process control results. Electron microscopy is generally used in parallel with X-ray diffraction; however, electron microscopy provides detailed information about only a very small, specific area of a sample. Atomic absorption and inductively coupled plasma, two methods also used to determine the elemental composition of materials, are not ideal as they require lengthy sample preparation. Although X-ray technology may be more expensive than other technologies, we believe it provides the most expansive, accurate results.

Our Solutions

        Our X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, raw material and research industries across a broad range of applications. We provide high speed, sensitive systems for a variety of areas, including three-dimensional structure determination, protein crystal screening and molecular structure determination for the emerging structural proteomics market as well as the small molecule drug discovery market. Additionally, we provide high speed, automated systems for elemental analysis as well as high throughput, cost-effective systems for other areas, including combinatorial screening.

        All of our X-ray systems incorporate one or more of our three core technology applications, X-ray crystallography, X-ray diffraction or X-ray fluorescence, to provide our customers with the most efficient, highly-accurate solutions available. We provide our proteomics customers with integrated systems based on X-ray crystallography, which we believe to be the most efficient method for obtaining precise, static molecular structures. X-ray crystallography allows scientists to analyze large proteins, obtain a high-resolution, precise molecular structure, collect data quickly, interpret data automatically and determine a molecular structure with minimal operator expertise. Additionally, X-ray crystallography offers highly accurate three-dimensional structure information and can be used to determine the structure of unique proteins as well as proteins for which there is no known closely related structure.

        Our X-ray diffraction systems allow our material science customers to combine high throughput combinatorial experimentation with X-ray technology for greater efficiency at lower costs. Our X-ray diffraction and X-ray fluorescence-based systems enable our industrial customers to achieve results quickly with little sample preparation time and with a high degree of automation throughout the process.

        Our dedication to innovation enables us to provide our customers with innovative systems based on these three core technology applications. For example, in 1994 we dramatically changed the molecular structure determination market when we introduced the first CCD detector for use in X-ray diffraction. Our novel technology substantially reduced sample analysis time while greatly improving the quality of the data gathered. We continue to improve the capabilities of CCD detectors and many of our detectors incorporate the largest scientific-grade chip available, which increases the image capture area of the detector. We developed our new generation detectors jointly with Fairchild Imaging, Inc., formerly Lockheed Martin Fairchild Systems, who supplies us with the latest large-size chip technology. See "Business—Strategic Collaborations." We have the exclusive right to use this chip technology in various X-ray diffraction fields.

        For structural proteomics applications, the latest innovation in CCD detectors has been the development of high-speed optical lenses coupled to a CCD detector. We have developed such a lens with a proprietary design, which replaces expensive magnifying fiber optic technologies and extends the detector field of view further than the magnifying fiber optics do. Although CCD detectors are generally more expensive than imaging plates and have a smaller field of view, with our proprietary lens-coupled CCD detector design, we believe we can provide some of the largest, fastest, most sensitive CCD detectors on the market.

        CCD detectors have begun to replace imaging plate technology at synchrotron beam lines, substantially improving data collection efficiency. Synchrotron beam lines are X-ray beam lines located at large research facilities which produce some of the world's most brilliant, intense X-ray beams, allowing for extremely fast data collection. Because the synchrotrons produce X-ray beams that are more intense than those traditionally produced in laboratories, scientists travel to the beam lines, bringing their samples for testing. We have been selling our CCD detectors for use at these synchrotron facilities since 1995. We recently introduced a new generation technology, which further increases the speed of data collection at the beam lines.

        In order to increase X-ray beam intensity for laboratory-based systems, we introduced high-intensity optics, which significantly improve X-ray beam intensity and quality. Since our introduction of these optics in 1994, they have been widely used by material scientists and protein crystallography X-ray diffraction researchers. Additionally, as a result of our continuing research and development efforts, we recently introduced the third generation of these optics, which have again improved the brightness and quality of X-ray beams. Through our recent acquisition of Nonius, we acquired a rotating anode generator technology, which provides extremely high-power X-ray beams that can be used in laboratories. More intense X-ray beams allow for faster collection of data and enable researchers to determine X-ray structure in their own laboratories rather than at central facilities utilizing synchrotron beam lines. Combining our X-ray optics with our rotating anode generators provides our customers with what we believe to be the ideal solution for high throughput structural proteomics.

        In addition to the specific technological advances discussed above, we believe that our products offer the following advantages to our customers:

        Integrated solutions.    We provide many of our customers with complete solutions by integrating our X-ray systems with everything from front-end sample handling to back-end analysis software. We also increasingly provide these complete solutions in smaller, more compact designs to take up less space in laboratories. Our systems also interface easily with other hardware and software in a customer's lab to allow our customers maximum flexibility in creating customized solutions.

        Increased productivity.    Our products, incorporating advanced detectors, X-ray optics, sample handling robots and sophisticated analysis software, allow our customers to increase productivity by generating better results in a shorter time period. Our automated sample and measurement technology and user-friendly software interfaces allow our customers to process high sample volumes with reduced reliance on highly-trained scientific personnel.

        High quality results.    Our automated X-ray systems generate highly accurate data with the speed, selectivity and sensitivity our customers demand. The high sensitivity of our products enables some of our customers to analyze smaller quantities of samples as well as samples of increasingly smaller size. Our systems provide customers with extremely accurate results, providing novel research information while reducing the need for repeat analysis to eliminate errors.

        Cost efficiency.    Our systems, which enable rapid collection and interpretation of highly accurate data, often require minimal operator expertise and involvement and employ modular, integrated technology, offering our customers cost efficiency. Our technological advances serve to reduce our customers' costs of labor, costs of repeating erroneous experiments, costs of longer experiment time, costs of replacing incompatible machinery or components and costs of traveling to synchrotrons; we believe these cost efficiencies serve to off-set the often substantial cost of system acquisition. We believe we provide our customers with large volumes of highly accurate information at a relatively low cost.

Our Strategy

        Our strategy is to continue to be a leading provider of X-ray systems for use in the life science, pharmaceutical, chemical, electronics and raw material industries as well as for general research. Key elements of our strategy include:

        Maintaining our position as a technology leader and innovator.    We are a recognized leader and innovator in X-ray technology. We plan to continue to invest in research and development,

collaborations and strategic acquisitions in order to develop new and enhanced products, just as our prior efforts led to the development and advancement of CCD detector and X-ray optics technologies. We intend to focus our business on technology particularly applicable to the life science market and to extend our advances to the materials science and other markets.

        Providing integrated solutions.    Our goal is to continue to focus on the overall needs of our customers, providing them with complete solutions for the analysis of molecular structure and elemental composition, from sample preparation through analysis of results. Our focus will be not only to provide technologically advanced X-ray components, but also to provide the components as part of systems that are fast, easy-to-use and compatible with a customer's overall data collection and analysis systems. Our plan includes providing turn-key systems with open architecture that permits our systems to interface with other hardware and software components in the customer's lab.

        Focusing on new and expanding markets.    We intend to aggressively market a broad range of innovative products for applications in new and expanding markets. For example, our current research and development, marketing and acquisition initiatives have been aimed at creating technologies and systems suited to the technology-driven life sciences market, which we believe will continue to expand in the post-genomic era and represent an increasing part of our business. We intend to continue to identify other market opportunities and apply our resources appropriately, as we recently did with small molecule material research applications.

        Generating recurring revenue and customer loyalty through world class customer support.    We will continue to provide world class support to our customers as part of our strategy to enhance the Bruker AXS brand and maintain customer loyalty. The importance we place on customer support is evidenced by the fact that our highly-educated, well-trained customer support personnel comprise approximately 30% of our work force. In addition to the benefits in brand enhancement and customer loyalty, customer support generates significant recurring revenues. As our installed base of systems increases, we expect that the high-margin revenue generated from post-warranty customer service will expand as well. We also plan to increase our recurring revenues as our installed base of systems increases by selling more consumables and replacement parts.

        Providing complementary technologies.    In life science and other areas, we plan to offer complementary X-ray technologies to meet the full range of our customers' matter characterization needs. Our three core X-ray technology applications (SCD, XRD and XRF) complement each other, and we plan to expand our customers' ability to use the various technologies in an integrated manner within the same laboratory.

        Capitalizing on the benefits of our modular platform technology.    We plan to continue to offer our customers a modular technology approach. Our modular approach permits us to provide individual customers with a customized application through varied combinations of already existing product modules. By taking advantage of the modular capabilities of our technology, we can respond quickly to the changing technological needs of the market and of our customers without having to incur significant development expenses or delays.

        Pursuing acquisitions and building alliances.    We plan to continue to pursue acquisitions and build alliances with strategic partners in order to expand our technology base and product offerings, increase our market share and strengthen other key corporate competencies. For example, through our recent Nonius acquisition, we gained a high powered rotating anode technology as well as additional high-quality research and development talent. Additionally, through our collaboration with Affinium Pharmaceuticals, formerly known as Integrative Proteomics, we and Affinium Pharmaceuticals intend to introduce innovative technologies geared to high throughput proteomics facilities. See "Business—Strategic Collaborations."

Our Products

X-ray systems

        We base our systems on the following three core X-ray technology applications:

  •
  single crystal X-ray diffraction, or SCD, and often referred to as crystallography;

  •
  polycrystalline X-ray diffraction, or XRD, and often referred to using the term X-ray diffraction; and

  •
  X-ray fluorescence, or XRF, and also called X-ray spectrometry.

        SCD systems determine the three-dimensional structures of molecules in the chemical, mineral or biological substance being studied. SCD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SCD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule.

        Our SCD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research and a variety of other applications. Additionally, using our modular platform approach, we combine elements from our basic SMART and PROTEUM products to provide our synchrotron customers with systems tailored for their particular applications.

        The following chart summarizes our SCD product line:

Product	Description	Application	Customers	Product Introduction
PROTEUM SW suite	WINDOWS NT based software for data acquisition and treatment	Protein structure determination	Pharmaceutical companies, protein structure factories, academic research	2001
PROTEUM 300	Large 300mm diameter lens-coupled CCD detector	Structural proteomics at synchrotron facilities	Synchrotron facilities	2001
PROTEUM M	Microsource-based laboratory system with SMART 6000 detector system	Protein crystal screening at protein structure factories	Pharmaceutical companies, academic research	2000
PROTEUM R	Rotating anode generator based lab system with SMART 6000 detector system	High-power protein screening and structure solution system	Pharmaceutical companies, protein structure factories, academic research	2000
KAPPA CCD2000	Rotating anode generator based system with NONIUS KAPPA CCD 2000 detector system	Protein crystal screening	Pharmaceutical companies, protein structure factories, academic research	1999
SMART APEX	D8 based CCD system	3D-structure determination of small molecules such as drugs	Chemical and pharmaceutical companies, universities	1999
KAPPACCD	Nonius Kappa goniometer based CCD system	3D-structure determination of small molecules such as drugs	Chemical and pharmaceutical companies, universities	1996
FR 591	9 and 15 KW high power X-ray source used in our PROTEUM R and KAPPA CCD 2000 systems	High-intensity, brilliant X-ray beam for structural proteomics application	Structural proteomics laboratories	1994

        XRD systems direct single wavelength X-rays at a polycrystalline sample. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces many different types of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material.

        Our XRD systems combine modular, high precision and high quality ergonomic designs with broad applications for use in basic research and industrial process control. They contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems for analyses in a variety of other fields, including forensics, art and archaeology.

        The following chart summarizes our XRD product line:

Product	Description	Application	Customers	Product Introduction
D4 ENDEAVOR	Fully enclosed high throughput general purpose diffraction system	Qualitative and quantitative analysis of polycrystalline material	Cement, raw materials, chemical, pharmaceutical	2001
D8 DISCOVER CC	Diffraction system with high-speed 2D detector system	Combinatorial screening of material libraries for identification of lead compounds	Chemical, catalyst, pharmaceutical, petrochemical	2000
D8 DISCOVER GADDS	Diffraction system with high-speed 2D detector system	Determination of material properties, such as stress, strain, texture	Chemical, pharmaceutical, metals, automotive	1999
D8 DISCOVER MR	High resolution diffraction system	Semiconductor and thin film analysis	Semiconductor companies, academic research	1999
D8 ADVANCE	General purpose diffraction system	Qualitative and quantitative analysis of polycrystalline material	Chemical, minerals, pharmaceutical, academic and industry research	1998
NANOSTAR	2D detector based small angle scattering system	Determination of the structure of polymers, fibers and biological material	Academic research, chemical	1998

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. These systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit characteristic X-rays which are unique for each element. The system collects the X-rays, and its software analyzes the resulting data to determine the elements which are present.

        Our XRF products provide complete analysis automation solutions on a turn-key basis in response to the industrial marketplace demand for automated, controlled production processes that reduce product and process cost, increase output and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder or liquid samples. In addition, our XRF products require minimal sample preparation.

        The following chart summarizes our XRF product line:

Product	Description	Application	Customers	Product Introduction
S4 EXPLORER	High performance plug-and-analyze X-ray fluorescence spectrometer	Fast and accurate elemental analysis	Cement, petrochemicals, steel	1999
S4 PIONEER	High performance spectrometer for use in demanding process control and quality assurance applications	Fast and accurate elemental analysis	Cement, petrochemicals	2001
MRS 4000	High performance high throughput simultaneous spectrometer for use in demanding process control and quality assurance applications	Fast and accurate elemental analysis	Steel, cement	1995

Service, consumables and related products

        In addition to new system sales, we generate revenues from sales of service, consumables and related products. We believe our high-quality customer service gives us a competitive advantage by enhancing the Bruker AXS brand and customer loyalty. Approximately 30% of our employees are highly-trained customer support personnel.

        Given the demands our products face in the field, general maintenance and replacement of consumables such as X-ray tubes and other parts is routine. We supply a large quantity of replacement X-ray tubes to customers over the lives of our systems. Following our standard twelve-month warranty, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

        In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including sample handling devices, temperature and pressure control devices, enhanced X-ray optics and software packages. Finally, we provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative solutions to our customers. We have a highly skilled research and development group; almost all of our 64 employees devoted to research and development have advanced degrees.

        The value of our investment in research and development is evident in many ways, but perhaps most obvious in our development and introduction of the first CCD detector for use in X-ray diffraction, an innovation which dramatically changed the molecular structure determination market. We have also achieved a significant increase in X-ray beam intensity and quality with our development of high-intensity optics. The following are examples of some of our recent technology research and development accomplishments, all of which have been successfully incorporated into our systems:

  •
  we introduced a new generation SCD detector, the SMART APEX CCD area detector, which has a number of unique features, including high speed parallel data readout, high sensitivity and direct imaging, which makes use of expensive magnifying fiber optics unnecessary;

  •
  we developed a proprietary, chemical-based X-ray phosphor which converts X-rays to visible light with maximum efficiency in order to further increase the speed of our CCD detector-based systems;

  •
  we created pre-formed multi-layered optics to provide for improved X-ray beam quality in our SCD and XRD products; and

  •
  we generated the PRO4 detector for our S4 spectrometer, a joint development with MOXTEK, Inc., which allows customers to operate the X-ray spectrometer at a high sensitivity level without a costly external detector gas supply.

        We intend to continue to stress our research and development activities, particularly for developments in the life science field and for items including robotic solutions, software programs and next generation detectors. We plan to use these life science developments for our other markets as well. We have and will keep in place a strong focus on software development, as over 25% of our research and development personnel devote their time to the software field.

        Our acquisition of Nonius also has improved our research and development capabilities, giving us access to a rotating anode generator technology as well as additional high quality research and development talent. Six of our research and development personnel joined us through the Nonius acquisition.

        We spent $7.7 million, excluding in-process research and development, in fiscal 2001, $5.9 million in fiscal 2000, $1.4 million for the three months ending December 31, 1999 and $6.8 million in fiscal 1999 on research and development.

Strategic Collaborations

        We have several key technical collaborations and alliances for the development and distribution of new or existing products. These collaborations include:

        Fairchild Imaging, Inc.    In 1998, we commenced collaboration with Fairchild Imaging, Inc. for the development of CCD array detectors for use in chemical and biological crystallography. While Fairchild Imaging owns the chip included in the detector, we have exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. We also own the rights to the camera in which the chip is placed.

        Siemens AG.    We have a collaboration with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. We are also cooperating with Siemens for the supply of varying types of high power X-ray tubes. Additionally, we have a joint development with Siemens for a lower-power high performance XRF X-ray tube. We have the exclusive right to purchase these lower-power tubes until December 2006.

        Affinium Pharmaceuticals.    In March 2001, we entered into a strategic alliance with Affinium Pharmaceuticals, formerly known as Integrative Proteomics, Inc. Affinium Pharmaceuticals is a leader in high throughput structural proteomics. During the three-year term of our strategic alliance, we will provide Affinium Pharmaceuticals with the X-ray protein crystallography tools required by Affinium Pharmaceuticals for its proteomics facilities and collaborate in the development of higher-throughput proteomics tools. As part of this alliance, in June 2001, we invested $1 million in the Series IIA financing of Affinium Pharmaceuticals.

        GeneFormatics Incorporated.    In October 2001, we entered into a strategic alliance with GeneFormatics Incorporated. GeneFormatics is a leader in structural proteomics and offers an integrated approach to the determination and confirmation of the function and structure of genomically-derived protein targets. We have agreed that during the three-year term of our strategic alliance, we will provide GeneFormatics with the X-ray crystallography systems and support needed to incorporate X-ray crystallography into its business. As part of this alliance, in October 2001, we invested $1 million in the Series C financing of GeneFormatics.

        Incoatec GmbH.    In February 2002, we entered into a joint venture with four former scientists of the GKSS Research Center for the research, development and production of X-ray optics based on coating technologies. As part of this joint venture, we hold a 51% stake in Incoatec GmbH, a German limited liability company.

        We also have collaborations with non-profit institutions. For example, we collaborate with the GKSS Research Center in Geesthacht, Germany and Fraunhofer Gesellschaft in Dresden, Germany for X-ray optics. In addition, we collaborate with individual experts in the X-ray field, including Professor B.C. Wang at the University of Georgia and Professor George Sheldrick at the University of Göttingen.

Customers

        We have a broad and diversified global customer base that included over 4,000 customers with over 6,000 installed systems as of March 1, 2002. Our molecular structure customer base includes a variety of biotechnology, pharmaceutical and chemical companies, as well as various research institutes. We sell our materials research products to academic institutions as well as to a number of semiconductor, polymer, automotive and combinatorial materials design companies. Cement, steel, aluminum and related industries are large purchasers of our elemental analysis products.

        Some examples of customers who have purchased multiple systems from us for use in either life sciences, materials research or elemental analysis applications include:

Life Sciences	Material Analysis	Elemental Analysis
• Astra-Zeneca	• British Petroleum	• Alcan-Pechiney
• Aventis	• Fraunhofer Gesellschaft	• Blue Circle
• BASF	• General Electric	• Ciment LaFarge
• Bayer	• IBM	• Heidelberger Cement
• GlaxoSmithKline	• ICI	• Italcementi
• Merck	• Infineon	• Veitsch-Radex
• Pfizer	• Lucent Technologies
• Samsung
• Siemens

        We also sell our systems to other industrial, academic and government customers. We believe our diverse categories of customers serve to moderate the effect of economic downturns, which may occur in one or more of the markets we serve. In fiscal 2001, no single customer accounted for greater than 4% of our revenue.

Sales and Marketing

Marketing activities

        Our primary marketing strategy is to provide our customers X-ray systems which enable them to perform their desired activities. Cultivating strong customer relationships to build future recurring sales is a key part of our marketing program. We emphasize our solutions and technology platforms, rather than simply the provision of instruments. We pursue an active marketing program through a large number of activities during the year. Our key marketing vehicles include trade shows, scientific conferences, advertising, our website, direct mail and related activities.

Direct sales channels

        We have extensive sales and distribution capabilities. We generate over 80% of our revenues through our direct sales force of over 55 individuals, approximately 40% of whom have advanced degrees. During the last three years, we have committed significant resources to upgrade and expand our direct sales force and our distribution channels worldwide. We now have direct sales coverage throughout most of the European Union and North America, as well as in China, Japan, South Africa and Brazil.

        In addition to our direct sales force, we have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. The interaction of customers with our marketing specialists and research and development scientists at these facilities enables us to get feedback on products and customer needs directly from the customers, aiding in the effectiveness and efficiency of our product development. We maintain our primary demonstration facilities in the United States (Madison, Wisconsin), the Netherlands (Delft), Germany (Karlsruhe), the United Kingdom (Congleton) and Japan (Tsukuba). Demonstration systems and support facilities are also available in other locations.

Indirect sales channels

        We have determined that for some of our smaller geographical markets it is not cost effective to have a direct sales force in place. For these countries, we use various international distributors and independent sales representatives.

Sales Cycle

        The typical sales cycle for our life science and other SCD systems is six to eighteen months for most commercial sales and one to two years for most academic sales. The usual sales cycle for our XRF systems is nine to twenty-four months, while the normal sales cycle for XRD products is three to twelve months. The length of our sales cycles is primarily dependent on the budgeting cycles of our customers.

Manufacturing

        We perform high-level assembly, system integration and testing for the majority of our products in our three principal facilities located in the U.S., Germany and the Netherlands. We have considerable flexibility at our various facilities, and each facility can handle multiple product lines at the same time. Our facility in Germany also includes a machine shop for the machining of precision parts, and employees in our facility in the U.S. assemble detectors using proprietary methods. Generally, we purchase the components of our systems from third parties and maintain preferred suppliers and secondary sources for key components that we do not manufacture in-house.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how and trademarks. We license our patent rights where appropriate. Our patents generally relate to discrete aspects of our products and not to any product as a whole. We do not believe that any one of our patents is material to our business on an enterprise-wide basis.

        Protection of our intellectual property is a strategic priority for our business, and we will enforce our patent rights against all infringers as necessary. While we believe our patent portfolio provides us with a competitive advantage, the patent positions of companies like ours involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence of patents in certain countries which, if valid, could impair our ability to manufacture and sell our products in these countries. We recently received a letter from a third party inquiring whether or not certain of our components infringe upon certain of their patents. We do not believe we infringe upon any valid claims of these patents.

        We also rely upon trade secrets, know-how, trademarks, copyright protection and licensing to develop and maintain our competitive position. We generally require the execution of confidentiality agreements by our employees, consultants and other scientific advisors. These agreements provide that all confidential information made known during the course of a relationship with us will be held in confidence and used only for our benefit. In addition, these agreements provide that we own all inventions generated during the course of the relationship.

Competition

        Our markets are highly competitive, and we expect the competition to increase. Currently, we have competitors for most of our product lines. We believe that the principal competitive factors in our markets are technological applications expertise, product functionality, quality after market service and support, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

        Our existing products and any products that we develop may compete in multiple, highly competitive markets. Other companies may offer or succeed in developing products that would render our products or those of our strategic partners obsolete, uneconomical or noncompetitive. In addition, some of these competitors have significantly greater experience in the life sciences market. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive, or more cost effective, than other currently marketed products. Current competitors or other companies may possess or develop technologies and products that are more effective than ours.

Employees

        As of March 1, 2002, we employed over 480 full-time employees, with approximately 150 employees in the U.S. and more than 325 employees located primarily in Europe. Over 80 of these employees hold doctorates in biology, chemistry, physics or other scientific areas.

Government Regulation

        We possess low-level radiation materials licenses from the Nuclear Regulatory Commission for our facility in Madison, Wisconsin, from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for our facility in Karlsruhe, Germany and from the local radiation safety authority, Ministerie van Volkshuisvesting, Ruimtelijke Ordening en Miliuebeheer, for our facility in Delft, the Netherlands, as well as from various other countries in which we sell our products. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

        Prior to introducing a product in the U.S., we provide notice to the Food and Drug Administration, or FDA, in the form of a Radiation Safety Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides us approval in the form of what is known as an accession number. We may not market a product until we have received an accession number. In addition, we submit an annual report to the FDA that includes, among other things, the radiation safety history of all products we sell in the U.S. We are required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing or use of any of our products. We also report to state governments products which we sell in their states. For sales in Germany, we register each system with the local authorities. In some countries where we sell systems, we use the license we obtained from the federal authorities in Germany to assist us in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

Scientific Advisory Board

        We have established an international Scientific Advisory Board to advise us on strategic research and development and strategic marketing issues. The members of the Board include:

  •
  George M. Sheldrick, Ph.D., Professor, University of Göttingen;

  •
  Rüdiger Bormann, Ph.D., Professor, GKSS Research Center and Technical University;

  •
  Elspeth Garman, D.Phil., Researcher, University of Oxford;

  •
  Manfred Schuster, Dr., Research Manager, Siemens AG; and

  •
  B.C. Wang, Ph.D., Professor, University of Georgia.

        We provide members of our Scientific Advisory Board a fee of $6,000 per year and options at fair market value for 1,500 shares of our common stock. These options vest after three years. We also reimburse Scientific Advisory Board members for expenses reasonably incurred related to the services they provide us.

        Financial Information about our geographic areas required by Item 1 of Form 10-K may be found in Footnote 21 to our Financial Statements, included as part of Exhibit 13.1 to this report. Financial information about our revenues from external customers, measure of profit and total assets required by Item 1 of Form 10-K is included in our Financial Statements included as part of Exhibit 13.1 to this report.

ITEM 2. PROPERTIES

        Our three principal facilities incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions. These are:

  •
  an owned 43,000 square foot facility in Madison, Wisconsin;

  •
  an owned 97,000 square foot facility in Karlsruhe, Germany; and

  •
  a leased 18,000 square foot facility in Delft, The Netherlands, acquired as a result of the Nonius acquisition in April 2001.

        We recently entered into a lease agreement pursuant to which we will lease a 64,000 square foot facility in Delft, The Netherlands. Our current operations in Delft will be transferred to this new facility in May 2002. Additionally, we recently purchased our Karlsruhe facility, land and an adjacent lot. We plan to expand this facility in the near future.

        We lease additional centers for sales, applications and service support in: Congleton, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SA); Salzburg, Austria (Bruker AXS GmbH); Milano, Italy (Bruker AXS S.r.L.); Johannesburg, South Africa (Bruker AXS (Pty) Ltd.); São Paulo, Brazil (Bruker AXS do Brasil Ltda.); Tsukuba, Japan (Nihon Bruker AXS KK.); and Beijing, People's Republic of China (Bruker AXS Representative Office).

ITEM 3. LEGAL PROCEEDINGS

        We may, from time to time, be involved in legal proceedings in the ordinary course of business. We are not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective November 16, 2001, the stockholders approved by unanimous written consent the ratification and class designation of the board of directors as follows: Tony W. Keller—Class I; Richard D. Kniss—Class I; Frank H. Laukien—Class I; Martin Haase—Class II; Taylor J. Crouch—Class II; Jay T. Flatley—Class III; Brandon D. Andries—Class III; and Daniel Dross—Class III. Also effective November 16, 2001, the stockholders approved by unanimous written consent the amendment and restatement of the Company's Certificate of Incorporation in connection with the consummation of the initial public offering of the Company's Common Stock.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 of Form 10-K with respect to our executive officers is set forth below. Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

        Our executive officers of as of March 20, 2002 are:

Name	Age	Position
Martin Haase, Ph.D.	45	President, Chief Executive Officer and Director (1)
John B. Bourke	53	Chief Financial Officer and Treasurer (2)
Kline Wilkins	51	Senior Vice President of Operations
Richard M. Stein	50	Secretary
Lieuwe Boskma	45	Managing Director, Bruker Nonius B.V. (3); Vice President of Crystallography Solutions
Roger Durst, Ph.D.	41	Chief Technology Officer and Vice President of Research and Development and Engineering
Steven M. Pomerantz	45	Vice President of Marketing and Sales
Rolf R. Hofmann	58	Director of Sales and Customer Support, Bruker AXS GmbH (3)
Frank Burgäzy, Ph.D.	41	Director of Research and Development and Marketing, Bruker AXS GmbH (3)
Bernard J. Kolodziej	36	Director of Finance and Operations, Bruker AXS GmbH (3)
Jeremy Lea	40	Managing Director, Bruker AXS Ltd. (3)

(1)
Member of our Board of Directors.

(2)
The Company recently announced that Laura Francis, age 35, will join the Company on March 26, 2002 and, after a brief transition period, will become our Chief Financial Officer. Before joining the Company, Ms. Francis was, from May 2001 to March 2002, the Chief Financial Officer and Chief Operating Officer of Nutra-Park, an agricultural biotechnology company. From April 1999 to May 2001, Ms. Francis was the Chief Financial Officer of Hypercosm, a software company, and from October 1995 to April 1999, she was an engagement manager with McKinsey & Co., a consulting firm. Early in her career, Ms. Francis was an audit manager with Coopers & Lybrand, an accounting firm. Ms. Francis holds an M.B.A. from Stanford University and a B.B.A. from the University of Wisconsin. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

(3)
Bruker Nonius B.V. and Bruker AXS GmbH are wholly-owned subsidiaries of Bruker AXS Inc. Bruker AXS Ltd. is a wholly-owned subsidiary of Bruker AXS GmbH.

        Martin Haase, Ph.D.    Dr. Haase joined Bruker AXS in October 1997 and has been our President, a Director and the Managing Director of Bruker AXS GmbH since October 1997. Dr. Haase became our Chief Executive Officer in November 2000. He also served as our Treasurer from March 2000 to April 2001. Dr. Haase previously held various technical and management positions in the Siemens X-ray business. Dr. Haase has a degree in education and a Ph.D. in chemistry from the University of Göttingen.

        John B. Bourke.    Mr. Bourke joined Bruker AXS in May 2001 as our Chief Financial Officer and Treasurer. In November 2001, Mr. Bourke informed us of his intention to leave Bruker AXS but agreed to continue to serve as our Chief Financial Officer until May 2002. From November 1999 to April 2001, Mr. Bourke was the Chief Financial Officer of Onyx Capital Ventures LLC, a venture capital organization. From February 1996 to October 1999, Mr. Bourke served as the Chief Financial Officer of Everest Healthcare Services, Inc., a provider of dialysis and other blood treatment services. Mr. Bourke has a B.S.B.A. in accounting from the University of Denver and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Mr. Bourke is a Certified Public Accountant.

        Kline Wilkins.    Mr. Wilkins joined Bruker AXS in January 1998 as our Vice President of Operations and has been our Senior Vice President of Operations since November 2000. From 1992 to January 1998, Mr. Wilkins held various service and operations management positions with Bruker BioSpin Corporation, an affiliate of Bruker AXS. Mr. Wilkins has a B.S. from Virginia Polytechnic Institute and an M.B.A. from the University of Wisconsin.

        Richard M. Stein.    Mr. Stein has been our Secretary since November 1999. He has been an attorney with Hutchins, Wheeler & Dittmar, a Boston-based law firm, since November 1992 and became a stockholder of the firm on January 1, 1993. He served as the managing stockholder of Hutchins, Wheeler & Dittmar from January 1995 until December 1997. Mr. Stein received a B.A. from Brandeis University and a J.D. from Boston College Law School.

        Lieuwe Boskma.    Mr. Boskma joined Bruker AXS in April 2001 as our Vice President for Crystallography Solutions and as the Managing Director, Bruker Nonius B.V. as part of the Nonius acquisition. Prior to the Nonius acquisition, from 1997 to 2001, Mr. Boskma was the managing director of the Nonius affiliates of Delft Instruments N.V. In 2000 and 2001, Mr. Boskma was also interim manager of Medical X-ray at Nucletron, a radiotherapy company. From 1984 to 1997, Mr. Boskma held various management and technical positions with Delft Electronic Products. Mr. Boskma holds a masters degree in physics from the University of Groningen.

        Roger Durst, Ph.D.    Dr. Durst joined Bruker AXS in October 1997 as a senior detector physicist and served as our Manager of Engineering and Research and Development from June 1999 to October 2000. In November 2000, Dr. Durst became our Vice President of Engineering and Research and Development and in November 2001, became our Chief Technology Officer. Before joining Bruker

AXS, from 1995 to 1997, Dr. Durst was a detector scientist with the Siemens X-ray business. Dr. Durst holds an S.B. from the Massachusetts Institute of Technology and a Ph.D. in physics from the University of Texas.

        Steven M. Pomerantz.    Mr. Pomerantz joined Bruker AXS in October 2000 as the Sales and Marketing Manager for the Americas. In January 2002, Mr. Pomerantz became our Vice President of Marketing and Sales. Before joining Bruker AXS, from 1999 to 2000, Mr. Pomerantz was a sales and service manager for Bio-Rad Laboratories. From 1992 to 1999, Mr. Pomerantz held various positions at GBC Scientific Equipment Inc. Mr. Pomerantz holds a B.A. in Environmental Sciences from the State University of New York at Plattsburgh.

        Rolf Hofmann.    Mr. Hofmann joined Bruker AXS in October 1997 and has been the Director of Sales and Customer Support of Bruker AXS GmbH since October 1997. Before joining Bruker AXS, from 1972 to 1997, Mr. Hofmann held various sales, marketing and management positions in businesses owned by Siemens. He has a masters degree from the University of Erlangen.

        Frank Burgäzy, Ph.D.    Dr. Burgäzy joined Bruker AXS in October 1997 and has been the Director of Research and Development and Marketing of Bruker AXS GmbH since October 1997. Before joining Bruker AXS, from 1990 to 1997, Dr. Burgäzy worked for Siemens in applications, technical product marketing and product management. He has a masters degree from the University of Stuttgart and a Ph.D. in physics from Max-Planck-Institute/University of Stuttgart.

        Bernard J. Kolodziej.    Mr. Kolodziej joined Bruker AXS in October 1997 and has been Director of Finance and Operations of Bruker AXS GmbH since January 1999. Before joining Bruker AXS, from 1995 to 1997, Mr. Kolodziej held several operations and financial positions with the Siemens X-ray business. He has a masters degree in business administration/finance and production engineering from the University of Karlsruhe.

        Jeremy Lea, Ph.D.    Dr. Lea joined Bruker AXS in October 1997 and has been the Managing Director of Bruker AXS Ltd. since October 1997. Before joining Bruker AXS, from 1995 to 1997, Dr. Lea worked for the Siemens X-ray business in various sales, marketing and business development positions. Dr. Lea has a B.Sc. in biochemistry from the University of Salford and a Ph.D. in physical chemistry from the University of Leicester.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market, under the symbol "BAXS," since December 14, 2001. Prior to that time, there was no public market for the common stock. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported on the Nasdaq National Market.

	High	Low
Fourth Quarter 2001 (from December 14, 2001)	$6.80	$6.25
First Quarter 2002 (through March 20, 2002)	$7.16	$3.75

        As of March 20, 2002, there were approximately 28 holders of record and approximately 2,100 beneficial owners of our common stock. The closing price per share of our common stock on March 20, 2002, as reported by the Nasdaq National Market, was $4.00.

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

        In January 2001, we issued and sold 5,625,000 shares of Series A convertible preferred stock for an aggregate purchase price of approximately $22.5 million, or $4 per share, to a total of eleven investors. Upon consummation of the initial public offering of our Common Stock, all outstanding shares of preferred stock were converted into 6,923,077 shares of common stock. In June 2001, we issued 83,333 shares of common stock, at a price of $6 per share, to Affinium Pharmaceuticals in connection with our $1 million investment in Affinium Pharmaceuticals Series IIA financing. In October 2001, we issued 71,428 shares of common stock, at a price of $7 per share, to GeneFormatics Incorporated in connection with our $1 million investment in GeneFormatics' Series C financing. These shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

        On December 13, 2001, a registration statement on Form S-1 (No. 333-66066) was declared effective by the Securities and Exchange Commission, pursuant to which 9,000,000 shares of our common stock were offered and sold by us at a price of $6.50 per share, generating gross offering proceeds of approximately $58.5 million. On January 11, 2002, the managing underwriters exercised their over-allotment option to purchase an additional 1,350,000 shares, generating gross proceeds of approximately $8.8 million. The managing underwriters were UBS Warburg, Thomas Weisel Partners LLC, CIBC World Markets, SG Cowen and Robert W. Baird. In connection with the offering, we incurred expenses of approximately $4.1 million in underwriting discounts and commissions and approximately $1.8 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $60.7 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes. Additionally, we have used $7.9 million of the net proceeds to pay off a portion of our outstanding related party debt, $3.0 million of the net proceeds to pay off a portion our outstanding bank debt and approximately $2.2 million of the net proceeds to finance the acquisition of our Karlsruhe, Germany facility.

ITEM 6. SELECTED FINANCIAL DATA

        The information appearing under "Selected Financial Data" on page 16 of our 2001 Annual Report to Shareholders is incorporated by reference into this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Our Affecting Our Business, Operating Results and Financial Condition," appearing on pages 17 through 30 of our 2001 Annual Report to Shareholders are incorporated by reference into this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The sections entitled "Liquidity and Capital Resources," "Quantitative and Qualitative Disclosures About Market Risk," "Impact of Foreign Currencies," "Impact of Interest Rates" and "Critical Accounting Policies" appearing on pages 21 through 25 of our 2001 Annual Report to Shareholders are incorporated by reference into this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and notes thereto contained in our 2001 Annual Report to Shareholders are incorporated by reference into this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2002 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements and Schedules
(1)
Financial Statements.

    The following financial statements, which can be found on the pages of the Annual Report indicated below, are incorporated in this Form 10-K by reference. These financial statements are included on Exhibit 13.1 to this Form 10-K, as filed with the SEC.

Annual Report Page
Report of Independent Accountants	31
Consolidated Balance Sheets at December 31, 2001 and 2000	32
Consolidated/Combined Statements of Operations for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999 and the year ended September 30, 1999	33
Consolidated/Combined Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999 and the year ended September 30, 1999	34
Consolidated/Combined Statements of Cash Flows for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999 and the year ended September 30, 1999	35
Notes to Financial Statements	36
  (2)
  Financial Statement Schedules.

Page
Report of Independent Accountants on Financial Statement Schedule	25
Schedule II—Valuation and Qualifying Accounts	26

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Bruker AXS Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2002, except as to Note 11 which is as of March 25, 2002, appearing in the 2001 Annual Report to Shareholders of Bruker AXS Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule included in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
March 15, 2002

    Schedule II—Valuation and Qualifying Accounts

Bruker AXS Inc.

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions(1)	Currency Translation Effects	Balance at End of Period
Allowance Deducted in Balance Sheet from Accounts Receivable
For the year ended December 31, 2001 Allowance for doubtful accounts	$715,600(2)	$242,900	$(481,800)	$(23,500)	$453,200
For the year ended December 31, 2000 Allowance for doubtful accounts	$493,300	$715,300	$(562,300)	$(35,900)	$610,400
For the three month period ended December 31, 1999 Allowance for doubtful accounts	$519,300	$476,500	$(477,000)	$(25,500)	$493,300
For the year ended September 30, 1999 Allowance for doubtful accounts	$441,900	$569,400	$(449,100)	$(42,900)	$519,300

    (1)
    Represents write-off of bad debts, net of recoveries
    (2)
    Includes allowance for doubtful accounts of $105,200 acquired as part of the acquisition of Nonius in April 2001

  (3)
  Exhibits.

    See (c) below

(b)
Reports on Form 8-K

        None.

(c)
List of Exhibits

NO.	DESCRIPTION OF DOCUMENTS
*3.1	Amended and Restated Certificate of Incorporation of the Registrant
*3.2	Amended and Restated By-laws of the Registrant
*4.1	Specimen stock certificate representing shares of common stock of the Registrant
*10.1	2000 Stock Option Plan
*10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant
*10.3	Shared Services Agreement dated September 26, 2000 between Bruker SA and Bruker AXS SA
*+10.4	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems
*+10.5	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended
*+10.6	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik
*+10.7	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments
*+10.8	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments
*+10.9	Lease in Karlsruhe dated December 2, 1997 between Bruker AXS GmbH and Siemens Industriepark Karlsruhe GmbH & Co. oHG
*+10.10	Strategic Alliance Agreement dated March 12, 2001 between the Registrant and Affinium Pharmaceuticals, formerly known as Integrative Proteomics, Inc.
*+10.11	Purchase Agreement dated April 10, 2001 by and among Delft Instruments N.V., Delft Instruments Nederland B.V., Delft Instruments France SA, Delft Instruments International B.V., Enfarm B.V., Nonius Inc., Delft Instruments BRD GmbH, Delft Instruments UK Ltd., Nonius B.V., Nonius Company LP, Nonius UK Ltd., Nonius GmbH and Nonius France Sarl, the Registrant, Bruker AXS GmbH, Bruker AXS SA and Bruker UK Ltd.
*10.12	Services Agreement dated April 10, 2001 between Delft Instruments, N.V. and the Registrant
*10.13	Managing Director Contract, dated July 1, 2000, between the Registrant and Martin Haase
*+10.14	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt
*+10.15	Strategic Alliance Agreement dated October 2, 2001 between the Registrant and GeneFormatics Incorporated
*10.16	Lease in Karlsruhe dated August 1, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin and München
*10.17	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.
*+10.18	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.
*10.19	Separation Agreement and General Release dated November 7, 2001 between the Registrant and John Bourke.
*+10.20	Purchase Agreement dated October 24, 2001 between Bruker AXS GmbH and Siemens Industriepark Karlsruhe GmbH & Co. oHG
13.1	Portions of the 2001 Annual Report to Shareholders
*21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on page S-1)

*
Incorporated by reference from our registration statement on Form S-1, registration number 333-66066, declared effective by the Securities and Exchange Commission on December 13, 2001.
+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

        All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER AXS INC.
By: /s/ MARTIN HAASE, PH.D. Name: Martin Haase, Ph.D. Title: President and Chief Executive Officer Date: March 26, 2002

        We, the undersigned officers and directors of Bruker AXS Inc., hereby severally constitute and appoint Martin Haase, Ph.D. and John Bourke to sign for us and in our names in the capacities indicated below, the report on Form 10-K filed herewith and any and all amendments to such report, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2002
/s/ JOHN B. BOURKE John B. Bourke	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2002
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	Chairman of the Board	March 26, 2002
/s/ TONY W. KELLER Tony W. Keller	Director	March 26, 2002
/s/ BRANDON D. ANDRIES Brandon D. Andries	Director	March 26, 2002
/s/ TAYLOR J. CROUCH Taylor J. Crouch	Director	March 26, 2002

/s/ JAY T. FLATLEY Jay T. Flatley	Director	March 26, 2002
/s/ DANIEL DROSS Daniel Dross	Director	March 26, 2002
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 26, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
BRUKER AXS INC. Annual Report on Form 10-K Table of Contents
PART I
PART II
PART III
PART IV
Report of Independent Accountants on Financial Statement Schedule
SIGNATURES