Form 10-Q
period 2002-03-31
BRUKER AXS INC
filed 2002-05-13
CIK 1134224

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission file number 000-33357

BRUKER AXS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1908020 (IRS Employer Identification Number)

5465 East Cheryl Parkway
Madison, WI 53711
(Address of principal executive offices)

(608) 276-3000
(Registrant's telephone number, including area code)

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes ☒        No ☐

        As of May 10, 2002 there were 56,180,338 shares of the Registrant's common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bruker AXS Inc.

Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,070,570	$48,787,026
Accounts receivable, net	18,828,227	17,206,783
Inventories	27,638,926	26,768,962
Prepaid expenses	988,691	809,303
Other assets	1,115,915	951,625
Deferred income taxes	896,535	886,365

Total current assets	102,538,864	95,410,064
Property and equipment, net	15,749,527	8,150,910
Restricted cash	105,860	108,074
Other	979,180	1,053,620
Intangible assets—trademarks and tradenames, net	250,250	250,250
Goodwill, net	3,099,314	3,099,314
Investments in other companies	2,000,000	2,000,000
Deferred income taxes	2,020,599	2,018,314

Total assets	$126,743,594	$112,090,546

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$2,138,264	$241,957
Related party—current	225,716	229,180
Accounts payable	10,515,328	7,415,956
Other current liabilities	17,673,756	20,995,538

Total current liabilities	30,553,064	28,882,631

Long-term debt	6,722,048	2,200,000
Accrued pension	3,540,108	3,437,058
Minority interest in consolidated subsidiary	20,247	—
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, 0 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,180,338 and 54,830,338 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	561,804	548,304
Additional paid-in capital	87,212,935	79,135,021
Accumulated deficit	(1,264,955)	(1,574,502)
Accumulated other comprehensive loss	(601,657)	(537,966)

Total shareholders' equity	85,908,127	77,570,857

Total liabilities and shareholders' equity	$126,743,594	$112,090,546

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net sales	$23,795,561	$18,845,484
Cost of sales	14,677,617	11,713,114

Gross profit	9,117,944	7,132,370

Operating expenses:
Research and development	2,113,199	1,669,086
General and administrative	1,598,113	968,934
Marketing and selling	4,668,153	3,715,934

Total operating expenses	8,379,465	6,353,954

Operating income	738,479	778,416
Other expense (income):
Interest income	(233,281)	(160,640)
Interest expense—third party	60,521	53,452
Interest expense—related party	991	73,771
Other expense	406,720	265,862

Income before income taxes and minority interest in subsidiary loss	503,528	545,971
Income tax expense	194,841	281,532

Income before minority interest in subsidiary loss	308,687	264,439
Minority interest in subsidiary loss	860	—

Net income	309,547	264,439
Preferred stock dividends	—	369,862

Net income (loss) available to common shareholders	$309,547	$(105,423)

Earnings per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$309,547	$264,439
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	706,018	520,126
Deferred income taxes	(4,454)	19,360
Provision for doubtful accounts	98,222	(89,699)
Stock compensation	(44,666)	32,646
Minority interest in consolidated subsidiary	(860)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,978,605)	(3,223,193)
Inventories	(1,553,896)	127,600
Other assets and prepaid expenses	(374,538)	(54,175)
Accounts payable	3,301,426	2,337,895
Accrued pension	211,252	145,650
Other current liabilities	(3,022,878)	(770,258)

Net cash used in operating activities	(2,353,432)	(689,609)

Cash flows from investing activities:
Purchase of property and equipment	(8,041,407)	(713,336)
Cash contribution from minority shareholders	21,107	—

Net cash used in investing activities	(8,020,300)	(713,336)

Cash flows from financing activities:
Proceeds from/(repayment of) line of credit	1,913,027	(2,847,906)
Repayment of related party debt	—	(883,002)
Issuance of long-term debt	4,550,025	—
Proceeds from issuance of common stock, net of issuance costs	8,136,081	—
Proceeds from issuance of preferred stock, net of issuance costs	—	22,273,136

Net cash provided by financing activities	14,599,133	18,542,228

Effect of exchange rate changes on cash	58,143	(74,155)

Net increase in cash and cash equivalents	4,283,544	17,065,128
Cash and cash equivalents at beginning of period	48,787,026	2,460,457

Cash and cash equivalents at end of period	$53,070,570	$19,525,585

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Notes to Condensed Consolidated Financial Statements

for the three months ended March 31, 2002 and 2001

1. Description of Business and Basis of Presentation

        Bruker AXS Inc. (the "Company") designs, manufactures, distributes and services systems and provides complete solutions in X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

        The financial statements represent the consolidated accounts of Bruker AXS Inc. and its wholly- and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet data as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

  Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Minority interest in consolidated subsidiary

        Minority interest in consolidated subsidiary represents the minority common shareholders' proportionate share of the equity of Incoatec GmbH, a German entity. Incoatec GmbH has been a consolidated subsidiary since February 2002 when the Company contributed $21,968 of cash to this entity. The Company also guarantees approximately $166,000 of Incoatec GmbH's debt. As of March 31, 2002, the Company's ownership in Incoatec GmbH was 51%. For the three months ended March 31, 2002, Incoatec GmbH had losses which reduced the minority interest in consolidated subsidiary.

  Software development costs

        Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included within property and equipment and are amortized on a straight-line basis over a three- to five- year period beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed when incurred.

  Accounting pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be reviewed for impairment annually, or on an interim basis when events or changes in circumstances warrant. The statements were effective January 1, 2002 for existing goodwill and intangible assets and were effective July 1, 2001 for business combinations completed after June 30, 2001. Application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $165,000 in fiscal 2002. In the period of initial application and thereafter, until goodwill and all other intangible assets have been accounted for in accordance with SFAS No. 142 in all periods presented, this statement requires disclosure of what reported net income and earnings per share would have been exclusive of amortization, net of tax, previously recognized. This information has not been provided for the three months ended March 31, 2002 and 2001, because there was no amortization expense recognized in either period since the acquisition that resulted in goodwill and intangible assets did not occur until April 2001. The Company is in the process of determining whether goodwill or intangibles with indefinite useful lives were impaired as of January 1, 2002. The impairment testing will be completed by June 30, 2002, as required by SFAS No. 142.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS No. 143 on its results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted this statement on January 1, 2002. SFAS No. 144 did not have a material effect on the results of operations or financial position.

3. Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

4. Inventories

        Inventories were comprised of the following:

	March 31, 2002	December 31, 2001
Raw materials	$10,949,559	$9,783,562
Work-in-process	6,737,802	6,262,864
Finished goods	6,863,946	7,483,259
Service parts	3,087,619	3,239,277

Total inventories	$27,638,926	$26,768,962

5. Other Expense

        Other expense was comprised of the following:

	Three Months Ended March 31,
	2002	2001
Exchange losses on foreign currency transactions	$223,567	$214,847
Depreciation of the fair value of derivative financial instruments	183,153	51,015

Total other expense	$406,720	$265,862

6. Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and conversion of preferred shares. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
Income available to common shareholders:
Net income	$309,547	$264,439
Preferred stock dividends	—	369,862

Net income (loss) available to common shareholders-basic and diluted	$309,547	$(105,423)

Weighted average shares outstanding:
Weighted average shares outstanding-basic	56,030,338	38,752,500
Effect of dilutive securities:
Stock options	443,502	—
Convertible preferred stock	—	—

Weighted average shares outstanding-diluted	56,473,840	38,752,500

        For the three months ended March 31, 2001, potential common shares from the stock options and convertible preferred stock were anti-dilutive and excluded from the calculation of diluted earnings per share. The number of common shares excluded for stock options and convertible preferred stock were 243,040 and 4,687,500, respectively, for the three months ended March 31, 2001.

        For the three months ended March 31, 2001, net loss available to common shareholders—diluted is equal to net loss available to common shareholders—basic because of the anti-dilutive effect of the preferred stock dividends.

7. Comprehensive Income

        Comprehensive income for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
Net income	$309,547	$264,439
Other comprehensive (loss) income:
Transition adjustment relating to the adoption of SFAS No. 133, net of taxes	—	(20,153)
Changes in fair market value of financial instruments designated as a hedge of interest rate exposure, net of taxes	7,244	(22,020)
Foreign currency translation adjustments	(70,935)	(165,220)

Total comprehensive income	$245,856	$57,046

8. Debt

        In March 2002, the Company entered into a mortgage agreement with a bank for approximately $4,400,000 that is collateralized by the building located in Karlsruhe, Germany. Principal payments on the mortgage of approximately $130,000 are due and payable biannually beginning on April 4, 2003 and continuing each April and October thereafter until paid in full on October 4, 2017. The mortgage bears interest at a rate equal to the 6-month European Interbank Offered Rate (EURIBOR) plus 1.00%. The EURIBOR was 3.59% at March 31, 2002. Interest is paid biannually beginning October 4, 2002.

        In connection with some of the outstanding debt, the Company is required to maintain certain financial ratios and meet other financial criteria. Additionally, the Company is subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2002, the latest measurement date, the Company was in violation of certain covenants and, accordingly, the Company obtained a waiver from a financial institution. The financial covenants were waived through March 31, 2002. The Company entered into a new debt agreement on May 10, 2002. The new financial covenants include a debt to capitalization ratio and minimum interest coverage ratio. The Company is now in compliance with all financial covenants.

9. Shareholders' Equity

        On January 11, 2002, the underwriters of the Company's initial public offering exercised an over-allotment option. As a result, the Company issued and sold 1,350,000 shares of its common stock for $8,775,000 (or $6.50 per share). The Company incurred $638,919 in costs as a result of this transaction.

10. Redeemable Preferred Stock

        On January 16, 2001, the Company authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share. The terms of the Series A Convertible Preferred Stock provide for cumulative cash dividends at an 8% annual rate, to be paid when and as they may be declared from time to time by the Board of Directors of the Corporation.

        Accrued dividends of $369,862 had been included in the carrying value of the Series A Convertible Preferred Stock for the three months ended March 31, 2001. However, as the Board of Directors had not declared any dividends and had no intention of doing so in the future, the accrual was reversed in the three months ended June 30, 2001. The reversal of the dividends would have increased basic and diluted earnings per share by $0.01 for the three months ended March 31, 2001.

        Upon the closing of the Company's initial public offering in December 2001, all the preferred stock was converted into common stock.

11. Acquisition

        On April 10, 2001, the Company completed the acquisition of Nonius Group ("Nonius") in a transaction whereby the Company acquired the Nonius B.V. subsidiary and four affiliates of Delft Instruments N.V., a Dutch company. Nonius is a developer and manufacturer of single crystal X-ray diffraction equipment. The acquisition was accounted for as a purchase in the second quarter of fiscal 2001, and accordingly, the results of operations of Nonius for the period subsequent to the consummation of the acquisition are included in the accompanying financial statements.

        The following unaudited pro forma income statement information assumes that the acquisition had taken place as of the beginning of the period presented, in accordance with Accounting Principle Bulletin 16, "Business Combinations."

Three Months Ended March 31, 2001
Net sales	$20,840,958
Net loss	$(2,145,793)
Basic earnings (loss) per share	$(0.06)
Diluted earnings (loss) per share	$(0.06)

        Included in the unaudited pro forma 2001 net loss and earnings (loss) per share information was a nonrecurring charge for $3,590,000 ($2,118,100, net of tax) for in-process research and development. Absent this charge, pro forma basic and diluted earnings (loss) per share would have been approximately $(0.01).

        The unaudited pro forma combined income statement information has been prepared for informational purposes only and may not be indicative of the operating results that actually would have resulted had the acquisition been made at the beginning of the periods presented, or of the operating results that may occur subsequent to the acquisition.

12. Contingencies

        The Company and its subsidiaries are subject to lawsuits, claims and proceedings of a nature considered normal to its businesses. During the fourth quarter of 2001, the Company recorded a reserve for approximately $200,000 for an issue related to a dispute with a supplier. The Company believes, based on discussions with legal counsel, that the outcome of these proceedings will not have a material impact on the Company's financial position or results of operations.

13. Subsequent Event

        The Company entered into a binding agreement to acquire substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The acquisition closed on May 13, 2002.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included Part I, Item I of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Net sales

        Net sales for the three months ended March 31, 2002 increased $5.0 million, or 26.3%, to $23.8 million compared to $18.8 million for the three months ended March 31, 2001. Approximately $1.7 million of this increase related to the acquisition of Nonius. The remainder of the net sales increase was due to the overall growth of the number of system sales. Approximately $3.2 million of the increase was due to our X-ray diffraction systems, specifically the market's acceptance of the D8 Discover CC and strong sales of our existing D8 Advance product. The increase in net sales was mitigated by currency fluctuations experienced in the first quarter of 2002, which effectively reduced our U.S. reporting revenues by approximately $0.8 million.

Cost of sales

        Cost of sales for the three months ended March 31, 2002 increased $3.0 million, or 25.3%, to $14.7 million as compared to $11.7 million for the three months ended March 31, 2001. Approximately $1.3 million of this increase was due to the addition of Nonius' operations in our March 31, 2002 results. The remainder of the cost of sales increase was due to the overall growth of the number of system sales. The gross margin on sales was 38.3% in the three months ended March 31, 2002 compared to 37.8% in the three months ended March 31, 2001. The increase in gross margin was primarily driven by cost reductions and product mix changes. Primarily, we sold more material science systems, that have higher margins due to the cost reduction programs on our D8 product line.

Research and development

        Research and development expenses for the three months ended March 31, 2002 increased $0.4 million, or 26.6%, to $2.1 million compared to $1.7 million for the three months ended March 31, 2001. Approximately $0.2 million of this increase related to the Nonius acquisition. The remainder of the increase was due to the addition of research and development personnel. As a percentage of net sales, research and development expenses were 8.9% in the three months ended March 31, 2002 and 2001.

General and administrative

        General and administrative expenses for the three months ended March 31, 2002 increased $0.6 million, or 64.9%, to $1.6 million compared to $1.0 million for the three months ended March 31,

2001. Approximately $0.2 million of this increase related to the Nonius acquisition. The remainder of the increase was due to additional consulting costs, increased administrative staffing levels and other costs related to being a public company. As a percentage of net sales, general and administrative expenses were 6.7% in the three months ended March 31, 2002 compared to 5.1% in the three months ended March 31, 2001.

Marketing and selling

        Marketing and selling expenses for the three months ended March 31, 2002 increased $1.0 million, or 25.6%, to $4.7 million compared to $3.7 million in the three months ended March 31, 2001. Approximately $0.2 million of this increase related to the Nonius acquisition. The remainder of the increase was due to additional marketing and sales personnel and an increase in sales commissions due to increased sales. As a percentage of net sales, marketing and selling expenses were 19.6% in the three months ended March 31, 2002 compared to 19.7% in the three months ended March 31, 2001.

Interest (income) expense

        Interest income for the three months ended March 31, 2002 increased $73,000, or 45.2%, to $233,000 compared to $161,000 for the three months ended March 31, 2001. The increase was due to higher investment balances derived from proceeds of our initial public offering. Additionally, interest expense for the three months ended March 31, 2002 decreased $66,000, or 51.7%, to $62,000 compared to $127,000 for the three months ended March 31, 2001. The decrease was due to the reduction of our related party debt using the proceeds from our initial public offering.

Other expense

        Other expense for the three months ended March 31, 2002 increased $141,000, or 53.0%, to $407,000 compared to $266,000 for the three months ended March 31, 2001. The increase was primarily due to the interest rate fluctuations on derivative financial instruments. The Company had foreign currency losses on its foreign-denominated intercompany lines of credit which were offset by gains on foreign currency transactions. As a result, the impact of foreign currencies was flat period over period.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, we had cash and cash equivalents of $53.1 million and working capital was $72.0 million. Historically, we have financed our growth through a combination of debt financing and the issuance of our common and preferred stock.

        During the three months ended March 31, 2002, we used $2.4 million of cash in operating activities. Our use of cash was primarily due to increases in accounts receivables and inventories related to sales growth and decreases in other current liabilities, primarily comprised of customer advances. These uses of cash were partially offset by increases in accounts payable and depreciation. During the three months ended March 31, 2001, we used $0.7 million of cash from operating activities. This was primarily due to increases in accounts receivable partially offset by increases in accounts payable. These changes were related to sales growth.

        We used $8.0 million for capital expenditures in the three months ended March 31, 2002. In February 2002, we purchased our Karlsruhe, Germany facility, land and adjacent lot for $6.7 million. In addition, our operations in The Netherlands moved into a new facility which resulted in approximately $0.7 million of capital expenditures. During the three months ended March 31, 2001, we used $0.7 million of cash for capital expenditures. We made these capital expenditures to improve productivity and expand manufacturing capacity. No material capital expenditure commitments were outstanding as of March 31, 2002. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and to support our growth.

        The Company entered into a binding agreement to acquire substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The acquisition closed on May 13, 2002.

        During the three months ended March 31, 2002, cash flows provided by financing activities totaled $14.6 million and included primarily the issuance of common stock and debt. We issued and sold 1,350,000 shares of our common stock for $8.1 million, net of issuance costs. We also issued $4.4 million of debt for the purchase of our Karlsruhe, Germany facility. Further, we recieved $1.9 of borrowings from our lines of credit. During the three months ended March 31, 2001, cash flows provided by financing activities totaled $18.5 million and included primarily net proceeds of $22.3 million from the issuance of preferred stock. These cash flows from financing activities were partially offset by debt repayments of $3.7 million.

        Currently, we have both long-term and short-term debt outstanding. As of March 31, 2002, our long-term debt from banks in the U.S. and Germany was $6.7 million. The interest rate on our long-term debt ranges from 1.80% to 4.59%. As of March 31, 2002, we also had short-term debt of $0.2 million from a related party. The interest rate on the short-term related party debt is 1.75%. As of March 31, 2002, we had $2.1 million of borrowings on our lines of credit from banks. We had unused borrowings under these facilities of approximately $6.7 million. The interest rate on our lines of credit is 4.4%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2002, the latest measurement date, we were in violation of certain covenants and, accordingly, we obtained a waiver from a financial institution. The financial covenants were waived through March 31, 2002. We entered into a new debt agreement on May 10, 2002. Our new financial covenants include a debt to capitalization ratio and a minimum interest coverage ratio. We are now in compliance with all financial covenants.

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least the end of 2003. Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments in the market.

ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be reviewed for impairment annually, or on an interim basis when events or changes in circumstances warrant. The statements were effective January 1, 2002 for existing goodwill and intangible assets and were effective July 1, 2001 for business combinations completed after June 30, 2001. Application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $165,000 in fiscal 2002. In the period of initial application and thereafter, until goodwill and all other intangible assets have been accounted for in accordance with SFAS No. 142 in all periods presented, this statement requires disclosure of what reported net income and earnings per share would have been exclusive of amortization, net of tax, previously recognized. This information has not been provided for the three months ended March 31, 2002 and 2001, because there was no amortization expense recognized in either period since the acquisition that resulted in goodwill and intangible assets did not occur until April 2001. The Company is in the process of determining whether goodwill or intangibles with indefinite useful lives were impaired as of January 1, 2002. The impairment testing will be completed by June 30, 2002, as required by SFAS No. 142.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS No. 143 on its results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted this statement on January 1, 2002. SFAS No. 144 did not have a material effect on the results of operations or financial position.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

        We are potentially exposed to market risk associated with changes in foreign exchange and interest rates for which we selectively use financial instruments to reduce related market risks. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposure. We have also entered into instruments which are not effective derivatives and therefore such instruments are considered speculative. All transactions are authorized and executed pursuant to policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuation.

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first three months of 2002, the U.S. dollar continued to strengthen against the euro. This reduced our consolidated revenue growth rate, as expressed in U.S. dollars. In 2001, the U.S. dollar was moderately strong against the euro and thus had minimal impact on the consolidated revenue growth rate. In addition, the currency fluctuations resulted in accumulated foreign currency translation losses of approximately $567,000 and $496,000 at March 31, 2002 and December 31, 2001, respectively. These losses are included as a component of accumulated other comprehensive loss.

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At March 31, 2002 and 2001, there were no foreign currency forward contracts outstanding. Additionally, other than our foreign-denominated intercompany lines of credit, there were no material non-functional currency denominated financial instruments which would expose us to foreign exchange risk outstanding at March 31, 2002 or December 31, 2001.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange losses were approximately $224,000 and $215,000 for the three months ended March 31, 2002 and 2001, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive loss account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $687,000 or ($562,000), respectively.

        We also have entered into foreign-denominated intercompany lines of credit that impact our transaction gains and losses. The currency effects of the intercompany lines of credit are reflected in other expense (income) account within the statement of operations. A 10% increase or decrease of the respective foreign exchange rate would result in a change in other expense (income) of approximately $749,000 and ($916,000), respectively.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to short-term market rates and from our cash equivalents. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt, as determined by management, that is subject to variable interest rates.

        In the U.S., we entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this agreement is to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive loss. The fair value of the instrument was approximately ($35,000) and ($42,000), net of tax at March 31, 2002 and December 31, 2001, respectively.

        In Germany, we have entered into an interest rate cap and swaps which are currently not designated as hedges. We have entered into these interest rate options to minimize our future effective borrowing rates. We have an interest rate cap for 2 million euros which expires January 4, 2006. The interest cap is fixed at 4.9% per annum. We also have an interest rate swap of 3 million euros which expires on January 4, 2007. The interest rate swap secures a fixed interest rate of 4.83% per annum for the period January 4, 2002 to January 4, 2007. Finally, we entered into a cross currency interest rate swap of 3 million euros for the period January 4, 2002 to January 4, 2007. If we were to enter into additional debt with the counterparty, our fixed interest rate would be reduced from 4.83% per annum to 3.55% per annum. We also had an additional financial instrument, which terminated in the fourth quarter of 2001, that we acquired in connection with our acquisition of Nonius. These instruments are considered speculative and are marked-to-market. The fair value of the instruments depreciated approximately ($183,000) and ($51,000) for the three months ended March 31, 2002 and 2001, respectively. The fair value of the instruments was a (liability) asset of approximately ($181,000) and $1,000 as of March 31, 2002 and December 31, 2001, respectively.

        A ten percent increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition. No such arbitrations or lawsuits have been threatened.

ITEM 2: Changes in Securities and Use of Proceeds

        On December 13, 2002, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 10,350,000 shares of our common stock (including the over-allotment option) for net proceeds of approximately $60.7 million. The following table sets forth our cumulative use of the net offering proceeds as of March 31, 2002:

Purchase of real estate	$2.6 million
Repayment of indebtedness	$10.9 million
Working capital	$3.5 million
Total	$17.0 million

        The remaining portion of the net offering proceeds have been invested in cash equivalents. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our officers, directors or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 3: Defaults Upon Senior Securities

    None.

ITEM 4: Submission of Matters to a Vote of Security Holders

    None.

ITEM 5: Other Information

    None.

ITEM 6: Exhibits and Reports on Form 8-K

    (a) Exhibits

      10.1 Amended and Restated 2000 Stock Option Plan.

    (b) Reports on Form 8-K

      We did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER AXS INC ..
Date: May 13, 2002	By:	/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2002	By:	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Bruker AXS Inc. Condensed Consolidated Balance Sheets
Bruker AXS Inc. Condensed Consolidated Statements of Operations
Bruker AXS Inc. Condensed Consolidated Statements of Cash Flows
Bruker AXS Inc. Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001
SIGNATURES