Form 10-Q
period 2002-06-30
BRUKER AXS INC
filed 2002-08-14
CIK 1134224

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(1) Yes ☒        No ☐

        As of August 1, 2002 there were 56,180,338 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bruker AXS Inc.

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,672,561	$48,787,026
Accounts receivable, net	21,198,530	17,206,783
Inventories	34,532,499	26,768,962
Prepaid expenses	1,677,448	809,303
Other assets	1,391,016	951,625
Deferred income taxes	1,036,796	886,365

Total current assets	110,508,850	95,410,064
Property and equipment, net	18,300,233	8,150,910
Restricted cash	121,169	108,074
Other	334,865	1,053,620
Intangible assets—trademarks and tradenames, net	250,250	250,250
Goodwill, net	4,077,111	3,099,314
Investments in other companies	2,000,000	2,000,000
Deferred income taxes	2,186,511	2,018,314

Total assets	$137,778,989	$112,090,546

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,956,765	$241,957
Current portion of long-term debt	573,549	—
Related party debt—current	253,036	229,180
Accounts payable	9,095,646	7,415,956
Other current liabilities	24,940,213	20,995,538

Total current liabilities	36,819,209	28,882,631

Long-term debt	9,055,037	2,200,000
Accrued pension	4,250,594	3,437,058
Minority interest in consolidated subsidiary	19,599	—
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, 0 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,180,338 and 54,830,338 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	561,804	548,304
Additional paid-in capital	87,118,989	79,135,021
Accumulated deficit	(656,371)	(1,574,502)
Accumulated other comprehensive income (loss)	610,128	(537,966)

Total shareholders' equity	87,634,550	77,570,857

Total liabilities and shareholders' equity	$137,778,989	$112,090,546

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$24,034,862	$20,208,053	$47,830,423	$39,053,537
Cost of sales	14,659,919	12,449,269	29,337,536	24,162,383

Gross profit	9,374,943	7,758,784	18,492,887	14,891,154

Operating expenses:
Research and development	2,801,804	1,913,458	4,915,003	3,582,544
In-process research and development	—	3,590,000	—	3,590,000
General and administrative	2,013,585	1,293,824	3,611,698	2,262,758
Marketing and selling	5,058,168	4,251,301	9,726,321	7,967,235

Total operating expenses	9,873,557	11,048,583	18,253,022	17,402,537

Operating (loss) income	(498,614)	(3,289,799)	239,865	(2,511,383)
Other expense (income):
Interest income	(181,060)	(126,089)	(414,341)	(286,729)
Interest expense—third party	61,175	106,736	121,696	160,188
Interest expense—related party	1,056	79,794	2,047	153,565
Other (income) expense	(1,391,318)	(245,321)	(984,598)	20,541

Income (loss) before income taxes and minority interest in subsidiary loss	1,011,533	(3,104,919)	1,515,061	(2,558,948)
Income tax expense (benefit)	403,597	(1,267,929)	598,438	(986,397)

Income (loss) before minority interest in subsidiary loss	607,936	(1,836,990)	916,623	(1,572,551)
Minority interest in subsidiary loss	648	—	1,508	—

Net income (loss)	608,584	(1,836,990)	918,131	(1,572,551)
Preferred stock dividend	—	(369,862)	—	—
Preferred stock accretion	—	166,881	—	166,881

Net income (loss) available to common shareholders	$608,584	$(1,634,009)	$918,131	$(1,739,432)

Earnings (loss) per share:
Basic	$0.01	$(0.04)	$0.02	$(0.04)
Diluted	$0.01	$(0.04)	$0.02	$(0.04)

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$918,131	$(1,572,551)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	1,506,294	1,380,541
Deferred income taxes	(392,930)	(1,554,933)
Provision for doubtful accounts	220,533	(52,410)
Stock compensation	(138,612)	89,565
Write-off of acquired in-process research and development	—	3,590,000
Minority interest in consolidated subsidiary	(1,508)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,522,615)	(3,115,018)
Inventories	(3,488,022)	(2,417,536)
Other assets and prepaid expenses	(576,820)	(299,359)
Accounts payable	922,143	2,243,230
Accrued pension	404,494	355,022
Other current liabilities	(900,749)	133,917

Net cash used in operating activities	(4,049,661)	(1,219,532)

Cash flows from investing activities:
Purchase of property and equipment	(9,838,183)	(1,001,492)
Cash contribution from minority shareholders	21,107	—
Acquisition of MAC Science Ltd.	(274,101)	—
Acquisition of Nonius Group, net of cash acquired	—	(6,235,547)
Investment in other companies	—	(500,000)

Net cash used in investing activities	(10,091,177)	(7,737,039)

Cash flows from financing activities:
Proceeds from/(repayment of) line of credit	1,554,468	(5,307,125)
Repayment of related party debt	—	(1,043,584)
Issuance of long-term debt	6,882,507	—
Proceeds from issuance of common stock, net of issuance costs	8,136,081	—
Proceeds from issuance of preferred stock, net of issuance costs	—	22,273,136

Net cash provided by financing activities	16,573,056	15,922,427

Effect of exchange rate changes on cash	(546,683)	(167,596)

Net increase in cash and cash equivalents	1,885,535	6,798,260
Cash and cash equivalents at beginning of period	48,787,026	2,460,457

Cash and cash equivalents at end of period	$50,672,561	$9,258,717

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

        The condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet data as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

  Minority interest in consolidated subsidiary

        Minority interest in consolidated subsidiary represents the minority common shareholders' proportionate share of the equity of Incoatec GmbH, a German entity. Incoatec GmbH has been a consolidated subsidiary since February 2002 when the Company contributed $21,968 of cash to this entity. The Company also guarantees approximately $165,000 of Incoatec GmbH's debt. As of June 30, 2002, the Company owned 51% of Incoatec GmbH.

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

  Accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes SFAS No. 143 will not have a material effect on the results of operations or financial position.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." This statement requires that gains or losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 rescinds SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." This statement also amends SFAS No. 13, "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement also makes various technical corrections to existing pronouncements which are not substantive in nature. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company believes SFAS No. 145 will not have a material effect on the results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged.

3. Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

4. Inventories

        Inventories were comprised of the following:

	June 30, 2002	December 31, 2001
Raw materials	$12,307,121	$9,783,562
Work-in-process	8,660,358	6,262,864
Finished goods	10,742,851	7,483,259
Service parts	2,822,169	3,239,277

Total inventories	$34,532,499	$26,768,962

5. Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No. 142, the Company tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. Based on the first step of the impairment test, it is anticipated that an impairment loss for goodwill may be recorded in 2002; however, the Company is unable at this time to estimate the effect of this potential loss on earnings or financial position. Any impairment loss will be recorded as a cumulative effect of change in accounting principle on the consolidated statement of operations in accordance with the transitional provisions of SFAS No. 142.

        Application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $165,000 in fiscal 2002. The following sets forth a reconciliation of net income (loss)

for the three and six months ended June 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$608,584	$(1,836,990)	$918,131	$(1,572,551)
Add back: goodwill amortization, net of tax	—	22,445	—	22,445
Add back: trademarks and tradenames amortization, net of tax	—	1,918	—	1,918

Adjusted net income (loss)	$608,584	$(1,812,627)	$918,131	$(1,548,188)

        The non-amortization provisions of SFAS No. 142 had no impact on basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2001.

6. Other (Income) Expense

        Other (income) expense was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Exchange (gains) losses on foreign currency transactions	$(1,529,493)	$(104,112)	$(1,305,926)	$110,735
Depreciation (appreciation) of the fair value of derivative financial instruments	138,175	(141,209)	321,328	(90,194)

Total other (income) expense	$(1,391,318)	$(245,321)	$(984,598)	$20,541

7. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and conversion of preferred shares. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income available to common shareholders:
Net income (loss)	$608,584	$(1,836,990)	$918,131	$(1,572,551)
Preferred stock dividends	—	(369,862)	—	—
Preferred stock accretion	—	166,881	—	166,881

Net income (loss) available to common shareholders—basic and diluted	$608,584	$(1,634,009)	$918,131	$(1,739,432)

Weighted average shares outstanding:
Weighted average shares outstanding—basic	56,180,338	38,753,416	56,105,338	38,752,960
Effect of dilutive securities:
Stock options	179,981	—	311,742	—
Convertible preferred stock	—	—	—	—

Weighted average shares outstanding—diluted	56,360,319	38,753,416	56,417,080	38,752,960

        For the three and six months ended June 30, 2002, potential common shares from the stock options were anti-dilutive and excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The number of shares excluded for stock options were 485,787 and 248,129 for the three and six months June 30, 2002, respectively.

        For the three and six months ended June 30, 2001, potential common shares from the stock options and convertible preferred stock were anti-dilutive and excluded from the calculation of diluted earnings (loss) per share. The number of common shares excluded for stock options were 335,306 and 289,173 for the three and six months ended June 30, 2001, respectively. The number of common shares excluded for convertible preferred stock were 5,625,000 and 5,156,250, for the three and six months ended June 30, 2001, respectively.

        For the three and six months ended June 30, 2001, net loss available to common shareholders—diluted was equal to net loss available to common shareholders—basic because of the anti-dilutive effect of the preferred stock accretion.

8. Comprehensive Income (Loss)

        Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$608,584	$(1,836,990)	$918,131	$(1,572,551)
Other comprehensive income (loss):
Transition adjustment relating to the adoption of SFAS No. 133, net of taxes	—	—	—	(20,153)
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(43,085)	25,701	(35,841)	(3,681)
Foreign currency translation adjustments	1,254,870	(151,678)	1,183,935	(316,898)

Total comprehensive income (loss)	$1,820,369	$(1,962,967)	$2,066,225	$(1,913,283)

9. Debt

        In June 2002, the Company entered into a debt agreement with a Japanese bank for approximately $2,300,000. Principal payments on the debt of approximately $140,000 and interest payments are due and payable quarterly through June 2006. The debt bears interest at a fixed rate of 1.19%. Principal and interest payments began in June 2002.

        In March 2002, the Company entered into a mortgage agreement with a bank for approximately $5,000,000 that is collateralized by a building located in Karlsruhe, Germany. Principal payments on the mortgage of approximately $150,000 are due and payable biannually beginning on April 4, 2003 and continuing each April and October thereafter until paid in full on October 4, 2017. The mortgage bears interest at a rate equal to the 6-month European Interbank Offered Rate (EURIBOR) plus 1.00%. The EURIBOR was 3.54% at June 30, 2002. Interest is paid biannually beginning October 4, 2002.

10. Financial Instruments

        In April 2002, the Company entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. Currently, the financial instruments are not designated as hedges and, therefore, the instruments are marked-to-market with the resulting gain or loss recognized in earnings. The fair value of the instruments depreciated approximately $77,000 for the three months ended June 30, 2002. The fair value of the instruments was a liability of approximately $84,000 as of June 30, 2002.

        The fair value of all financial instruments not designated as hedges (depreciated) appreciated approximately ($138,000) and $141,000 for the three months ended June 30, 2002 and 2001, respectively and ($321,000) and $90,000 for the six months ended June 30, 2002 and 2001, respectively.

The fair value of the instruments was a (liability) asset of approximately ($357,000) and $1,000 as of June 30, 2002 and December 31, 2001, respectively.

11. Shareholders' Equity

        On January 11, 2002, the underwriters of the Company's initial public offering exercised an over-allotment option. As a result, the Company issued and sold 1,350,000 shares of its common stock for $8,775,000 (or $6.50 per share). The Company incurred $638,919 in costs as a result of this transaction.

12. Redeemable Preferred Stock

        On January 16, 2001, the Company authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share. The terms of the Series A Convertible Preferred Stock provided for cumulative cash dividends at an 8% annual rate, to be paid when and as they may be declared from time to time by the Board of Directors of the Corporation.

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

13. Acquisition

        On May 13, 2002, the Company acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The results of the MAC Science operation have been included in the accompanying consolidated financial statements since the date of acquisition. It is anticipated that this acquisition will result in both new product introductions as well as further Japanese market penetration in the life science and advanced materials research markets.

        The aggregate purchase price was $3,488,525, including $274,101 of cash plus the assumption of liabilities of $3,214,424.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

May 13, 2002
Inventories	$2,540,881
Property and equipment	40,850
Goodwill	906,794

Total assets acquired	3,488,525

Other current liabilities	(3,214,424)

Total liabilities assumed	(3,214,424)

Net assets acquired	$274,101

        The following unaudited pro forma income statement information assumes that the acquisition had taken place as of the beginning of each of the periods presented, in accordance with SFAS No. 141, "Business Combinations."

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$27,158,540	$24,062,821	$54,361,181	$48,375,121
Net income (loss)	$475,970	$(1,725,828)	$1,537,585	$(252,273)
Basic earnings (loss) per share	$0.01	$(0.04)	$0.03	$(0.03)
Diluted earnings (loss) per share	$0.01	$(0.04)	$0.03	$(0.03)

        The unaudited pro forma combined income statement information has been prepared for informational purposes only and may not be indicative either of the operating results that actually would have resulted had the acquisition been made at the beginning of the periods presented or of the operating results that may occur subsequent to the acquisition.

14. Contingencies

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

Net sales

        Net sales for the three months ended June 30, 2002 increased $3.8 million, or 18.9%, to $24.0 million compared to $20.2 million for the three months ended June 30, 2001. Approximately $2.7 million of the increase was due to increased sales of our X-ray diffraction systems, specifically the market's acceptance of the D8 DISCOVER CC and D4 ENDEAVOR. In addition, approximately $0.8 million of this increase related to the acquisition of MAC Science Ltd. The increase in net sales was also favorably impacted by currency fluctuations experienced in the second quarter of 2002, which effectively increased our revenues by approximately $0.8 million.

Cost of sales

        Cost of sales for the three months ended June 30, 2002 increased $2.2 million, or 17.8%, to $14.7 million as compared to $12.4 million for the three months ended June 30, 2001. The cost of sales increase was due to the overall growth in system sales. In addition, approximately $0.5 million of this increase was due to the addition of the MAC Science operation in our June 30, 2002 results. The gross margin on sales was 39.0% in the three months ended June 30, 2002 compared to 38.4% in the three months ended June 30, 2001. The improvement in gross margin was primarily driven by improved performance on single crystal X-ray diffraction products, primarily the SMART CHEM and SMART BIO.

Research and development

        Research and development expenses for the three months ended June 30, 2002 increased $0.9 million, or 46.4%, to $2.8 million compared to $1.9 million for the three months ended June 30, 2001. Approximately $0.8 million of the increase was due to the expansion of research and development projects and the addition of research and development personnel. In addition, research and development expenses increased by $0.1 million due to the acquisition of MAC Science. As a percentage of net sales, research and development expenses were 11.7% in the three months ended June 30, 2002 compared to 9.5% in the three months ended June 30, 2001.

        In the three months ended June 30, 2001, there was a $3.6 million charge resulting from the write-off of in-process research and development costs related to the acquisition of Nonius in April 2001. There were no such charges in the three months ended June 30, 2002.

General and administrative

        General and administrative expenses for the three months ended June 30, 2002 increased $0.7 million, or 55.6%, to $2.0 million compared to $1.3 million for the three months ended June 30, 2001. Approximately $0.1 million of this increase related to the MAC Science acquisition. The remainder of the increase was due to additional consulting costs, increased administrative staffing levels and other costs related to being a public company. As a percentage of net sales, general and administrative expenses were 8.4% in the three months ended June 30, 2002 compared to 6.4% in the three months ended June 30, 2001.

Marketing and selling

        Marketing and selling expenses for the three months ended June 30, 2002 increased $0.8 million, or 19.0%, to $5.1 million compared to $4.3 million in the three months ended June 30, 2001. Approximately $0.2 million of this increase related to the MAC Science acquisition. The remainder of the increase was due to additional marketing and sales personnel and an increase in sales commissions due to higher sales levels. As a percentage of net sales, marketing and selling expenses were 21.0% in the three months ended June 30, 2002 and 2001.

Interest (income) expense

        Interest income for the three months ended June 30, 2002 increased $55,000, or 43.6%, to $181,000 compared to $126,000 for the three months ended June 30, 2001. The increase was due to higher investment balances derived from proceeds of our initial public offering offset by lower interest rates. Additionally, interest expense for the three months ended June 30, 2002 decreased $124,000, or 66.6%, to $62,000 compared to $187,000 for the three months ended June 30, 2001. The decrease was due primarily both to the reduction of our related party debt through use of the proceeds from our initial public offering and to lower interest rates on our outstanding debt.

Other income

        Other income for the three months ended June 30, 2002 increased $1.1 million, or 467.1%, to $1.4 million compared to $0.2 million for the three months ended June 30, 2001. The increase was primarily the result of $1.1 million in foreign currency gains on our foreign-denominated intercompany lines of credit. There were no foreign-denominated intercompany lines of credit during the three months ended June 30, 2001. In addition, gains on foreign currency transactions increased $0.3 million. These increases in other income were offset by interest rate fluctuations on the derivative financial instruments that resulted in a $0.3 million decrease in other income.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

Net sales

        Net sales for the six months ended June 30, 2002 increased $8.8 million, or 22.5%, to $47.8 million compared to $39.1 million for the six months ended June 30, 2001. Approximately $6.2 million of the increase was due to our X-ray diffraction systems, specifically the market's acceptance of the D8 DISCOVER CC and D4 ENDEAVOR and strong sales of our existing D8 ADVANCE product. In addition, the S4 PIONEER, an X-ray fluorescence system, was introduced in the fourth quarter of 2001 and has resulted in an increase in sales of $1.1 million. Also, approximately $0.8 million of the increase related to our acquisition of MAC Science. The remainder of the increase was due primarily to a $0.9 million increase in aftermarket sales. Aftermarket sales consist of extended warranty and service agreements, replacement parts, accessories, software packages, upgrades, and services such as repair calls, support services and training. The impact of currency fluctuations on net sales for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was negligible.

Cost of sales

        Cost of sales for the six months ended June 30, 2002 increased $5.2 million, or 21.4%, to $29.3 million as compared to $24.2 million for the six months ended June 30, 2001. The cost of sales increase was due to the overall growth in system sales. In addition, approximately $0.5 million of this increase was due to the addition of MAC Science operations in our June 30, 2002 results. The gross margin on sales was 38.7% in the six months ended June 30, 2002 compared to 38.1% in the six months ended June 30, 2001. The improvement in gross margin was primarily driven by improved performance on all of our product lines.

Research and development

        Research and development expenses for the six months ended June 30, 2002 increased $1.3 million, or 37.2%, to $4.9 million compared to $3.6 million for the six months ended June 30, 2001. Approximately $1.2 million of the increase was due to the expansion of research and development projects and the addition of research and development personnel. In addition, research and development expenses increased by $0.1 million due to the acquisition of MAC Science. As a percentage of net sales, research and development expenses were 10.3% in the six months ended June 30, 2002 compared to 9.2% in the six months ended June 30, 2001.

        In the six months ended June 30, 2001, there was a $3.6 million charge resulting from the write-off of in-process research and development costs related to the acquisition of Nonius in April 2001. There were no such charges in the six months ended June 30, 2002.

General and administrative

        General and administrative expenses for the six months ended June 30, 2002 increased $1.3 million, or 59.6%, to $3.6 million compared to $2.3 million for the six months ended June 30, 2001. Approximately $0.1 million of this increase related to the MAC Science acquisition. The remainder of the increase was due to additional consulting costs, increased administrative staffing levels and other costs related to being a public company. As a percentage of net sales, general and administrative expenses were 7.6% in the six months ended June 30, 2002 compared to 5.8% in the six months ended June 30, 2001.

Marketing and selling

        Marketing and selling expenses for the six months ended June 30, 2002 increased $1.8 million, or 22.1%, to $9.7 million compared to $8.0 million in the six months ended June 30, 2001. Approximately $0.2 million of this increase related to the MAC Science acquisition. The remainder of the increase was due to additional marketing and sales personnel and an increase in sales commissions due to higher sales levels. As a percentage of net sales, marketing and selling expenses were 20.3% in the six months ended June 30, 2002 compared to 20.4% in the six months ended June 30, 2001.

Interest (income) expense

        Interest income for the six months ended June 30, 2002 increased $128,000, or 44.5%, to $414,000 compared to $287,000 for the six months ended June 30, 2001. The increase was due to higher investment balances derived from proceeds of our initial public offering offset by lower interest rates. Additionally, interest expense for the six months ended June 30, 2002 decreased $190,000, or 60.6%, to $124,000 compared to $314,000 for the six months ended June 30, 2001. The decrease was due primarily both to the reduction of our related party debt through use of the proceeds from our initial public offering and to lower interest rates on our outstanding debt.

Other (income) expense

        Other income for the six months ended June 30, 2002 was $1.0 million compared to other expense of $21,000 for the six months ended June 30, 2001. The increase was primarily the result of $1.0 million in foreign currency gains on our foreign-denominated intercompany lines of credit. There were no foreign-denominated intercompany lines of credit during the six months ended June 30, 2001. In addition, gains on foreign currency transactions increased $0.4 million. These increases in other income were offset by interest rate fluctuations on the derivative financial instruments resulting in a decrease of $0.4 million in other income.

PLANNED RESTRUCTURING PROGRAM

        In the third quarter of 2002, we initiated a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. In connection with the restructuring program, we anticipate an estimated restructuring charge of approximately $1.5 to $2.5 million, $0.9 to $1.5 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2002, we had cash and cash equivalents of $50.7 million and working capital of $73.7 million. Historically, we have financed our growth through a combination of debt financing and the issuance of our common and preferred stock.

        During the six months ended June 30, 2002, we used $4.0 million of cash in operating activities. Our use of cash was primarily due to increases in accounts receivables and inventories related to sales growth. During the six months ended June 30, 2001, we used $1.2 million of cash from operating activities. This was due to increases in accounts receivable and inventories partially offset by increases in accounts payable. These changes were related to sales growth.

        We used $9.8 million for capital expenditures in the six months ended June 30, 2002. In February 2002, we purchased our Karlsruhe, Germany facility, land and adjacent lot for approximately $7.0 million. In addition, our operations in the Netherlands moved into a new facility which resulted in approximately $1.2 million of capital expenditures. The remaining capital expenditures primarily consisted of computer equipment and software purchases. During the six months ended June 30, 2001, we used $1.0 million of cash for capital expenditures. We made these capital expenditures to improve productivity and expand manufacturing capacity. No material capital expenditure commitments were outstanding as of June 30, 2002.

        In addition to capital expenditures, during the six months ended June 30, 2002 we acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The aggregate purchase price was $3.5 million, including $0.3 million of cash plus the assumption of liabilities of $3.2 million. During the six months ended June 30, 2001, we acquired Nonius for $6.2 million, net of cash acquired and made a cash investment of $0.5 million in connection with a strategic alliance.

        During the six months ended June 30, 2002, cash flows provided by financing activities totaled $16.6 million and included primarily the issuance of common stock and debt. We issued and sold 1,350,000 shares of our common stock for $8.1 million, net of issuance costs. We also issued $6.9 million of debt for the purchase of our Karlsruhe, Germany facility and for operating needs at our facility in Japan. Further, we received $1.6 million of borrowings from our lines of credit. During the six months ended June 30, 2001, cash flows provided by financing activities totaled $15.9 million and included primarily net proceeds of $22.3 million from the issuance of preferred stock. These cash flows from financing activities were partially offset by debt repayments of $6.4 million.

        Currently, we have both long-term and short-term debt outstanding. As of June 30, 2002, our long-term debt from banks in the U.S., Germany and Japan totaled $9.6 million. The interest rate on our long-term debt ranges from 1.19% to 4.54%. As of June 30, 2002, we also had short-term debt of $0.3 million from a related party. The interest rate on the short-term related party debt is 1.75%. As of June 30, 2002, we had $2.0 million of borrowings on our lines of credit from banks. We had unused borrowings under these facilities of approximately $8.6 million. The interest rate on our lines of credit is 4.44%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of June 30, 2002, the latest measurement date, we are in compliance with all financial covenants.

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least the first half of 2004. Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments in the market.

ACCOUNTING PRONOUNCEMENTS

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. Based on the first step of the impairment test, it is anticipated that an impairment loss for goodwill may be recorded in 2002; however, we are unable at this time to estimate the effect of this potential loss on earnings or financial position. Any impairment loss will be recorded as a cumulative effect of change in accounting principle on the consolidated statement of operations in accordance with the transitional provisions of SFAS No. 142. Application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $165,000 in fiscal 2002.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. We believe SFAS No. 143 will not have a material effect on the results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We adopted this statement on January 1, 2002. SFAS No. 144 did not have a material effect on the results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." This statement requires that gains or losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 rescinds SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." This statement also amends SFAS No. 13, "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement also makes various technical corrections to existing pronouncements which are not substantive in nature. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. We believe SFAS No. 145 will not have a material effect on the results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

        We are potentially exposed to market risk associated with changes in foreign exchange and interest rates for which we selectively use financial instruments to reduce related market risks. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposure. We have also entered into instruments which are not effective derivatives under the requirements of SFAS No. 133 and therefore such instruments are not designated as hedges. All transactions are authorized and executed pursuant to policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuation.

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first three months of 2002, the U.S. dollar continued to strengthen against the euro. However, this trend reversed during the three months ended June 30, 2002, as the U.S. dollar weakened against the euro. Therefore, during the six months ended June 30, 2002, fluctuations in foreign currencies had only a minimal impact on our consolidated revenue growth rate, as expressed in U.S. dollars. In 2001, the U.S. dollar was moderately strong against the euro and thus had minimal impact on the consolidated revenue growth rate. In addition, the impact on the balance sheet of the currency fluctuations resulted in accumulated foreign currency translation (gains) losses of approximately ($688,000) and $496,000 at June 30, 2002 and December 31, 2001, respectively. These (gains) losses are included as a component of accumulated other comprehensive income (loss).

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At June 30, 2002 and 2001, there were no foreign currency forward contracts outstanding. Additionally, other than our foreign-denominated intercompany lines of credit, there were no material non-functional currency denominated financial instruments which would expose us to foreign exchange risk outstanding at June 30, 2002 or December 31, 2001.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange (gains) losses were approximately ($1,529,000) and ($104,000) for the three months ended June 30, 2002 and 2001, respectively and ($1,306,000) and $111,000 for the six months ended June 30, 2002 and 2001, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive loss account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1,071,000 or ($876,000), respectively.

        We also have entered into foreign-denominated intercompany lines of credit that impact our transaction gains and losses. The currency effects of the intercompany lines of credit are reflected in other expense (income) account within the statement of operations. A 10% increase or decrease of the respective foreign exchange rate would result in a change in other expense (income) of approximately $858,000 and ($1,048,000), respectively.

        On July 12, 2002, we restructured our intercompany debt given that settlement is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations will no longer be recorded in other expense (income) within the statement of operations but instead will be recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates is derived primarily both from outstanding floating rate debt instruments that are indexed to short-term market rates and from our cash equivalents. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt, as determined by management, that is subject to variable interest rates.

        In the U.S., we have entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this agreement is to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive loss. The fair value of the instrument was a liability of approximately $78,000 and $42,000, net of tax at June 30, 2002 and December 31, 2001, respectively.

        In Germany, we have entered into an interest rate cap as well as swaps which are currently not designated as hedges. We have entered into these interest rate options to minimize our future effective borrowing rates. We have an interest rate cap for 2 million euro fixed at 4.9% per annum which expires January 4, 2006. We also have an interest rate swap of 3 million euro which secures a fixed interest rate of 4.83% per annum for the period January 4, 2002 to January 4, 2007. Finally, we entered into a cross currency interest rate swap of 3 million euro for the period January 4, 2002 to January 4, 2007. The fixed interest rate is reduced from 4.83% per annum to 3.55% per annum. We also had an additional financial instrument, which terminated in the fourth quarter of 2001, which we acquired in connection with our acquisition of Nonius. These instruments are not designated as hedges and are marked-to-market with the resulting gain or loss recognized in earnings.

        In April 2002, we entered into two derivative financial instruments in Germany, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. Currently, the financial instruments are not designated as hedges and, therefore, the instruments are marked-to-market with the resulting gain or loss recognized in earnings.

        The fair value of all financial instruments not designated as hedges (depreciated) appreciated approximately ($138,000) and $141,000 for the three months ended June 30, 2002 and 2001, respectively and ($321,000) and $90,000 for the six months ended June 30, 2002 and 2001, respectively. The fair value of the instruments was a (liability) asset of approximately ($357,000) and $1,000 as of June 30, 2002 and December 31, 2001, respectively.

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

ITEM 2: Changes in Securities and Use of Proceeds

        On December 13, 2002, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 10,350,000 shares of our common stock (including the over-allotment option) for net proceeds of approximately $60.7 million. The following table sets forth our cumulative use of the net offering proceeds as of June 30, 2002:

Purchase of real estate	$ 2.6 million
Leasehold improvements and other	$ 1.2 million
Purchase and implementation of computer software	$ 0.3 million
Acquisition	$ 0.3 million
Repayment of indebtedness	$10.9 million
Working capital	$ 2.6 million

Total	$17.9 million

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

ITEM 3: Defaults Upon Senior Securities

        None.

ITEM 4: Submission of Matters to a Vote of Security Holders

        The Annual Meeting of the Company's shareholders was held on Tuesday, May 7, 2002. There were 56,180,338 shares of Common Stock entitled to vote at the meeting and a total of 33,904,952 shares or 60.3% were represented at the meeting.

        Four proposals were presented at the Annual Meeting for voting by the shareholders: (i) the election of two Class II Directors; (ii) the approval to increase the number of shares of common stock reserved for issuance; (iii) the approval to limit yearly option grants; and (iv) the ratification of the selection of PricewaterhouseCoopers LLP as the independent certified public auditors of the Company. The shareholders approved all proposals.

        Martin Haase, Ph.D. and Taylor J. Crouch were nominated and elected as directors. 33,755,417 shares were voted in favor of the election of Dr. Haase and 149,535 votes were withheld. 33,174,552 shares were voted in favor of the election of Mr. Crouch and 730,400 votes were withheld. Other directors whose term of office as a director continued after the meeting are: Brandon D. Andries, Daniel S. Dross, Jay T. Flatley, Tony W. Keller, Ph.D., Richard D. Kniss and Frank H. Laukien, Ph.D.

        A 500,000 share increase in the number of shares reserved for issuance under the Bruker AXS 2000 Stock Option Plan was approved by a vote of 29,844,279 shares in favor, with 4,047,327 shares against and 13,346 shares abstaining.

        A limit of yearly option grants such that no employee shall be granted, during any calendar year, options to purchase more than 100,000 shares of common stock was approved by a vote of 33,851,898 shares in favor, with 50,604 shares against and 2,450 shares abstaining.

        The ratification of the selection of PricewaterhouseCoopers LLP as independent certified public auditor of the Company for fiscal year 2002 was approved by a vote of 33,825,572 shares in favor, with 78,580 shares against and 800 shares abstaining.

ITEM 5: Other Information

        None.

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    We did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies, to the best of his or her knowledge, as applicable, that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

BRUKER AXS INC.
Date: August 13, 2002	By:	/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2002	By:	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Bruker AXS Inc. Condensed Consolidated Balance Sheets
Bruker AXS Inc. Condensed Consolidated Statements of Operations
Bruker AXS Inc. Condensed Consolidated Statements of Cash Flows
Bruker AXS Inc. Notes to Condensed Consolidated Financial Statements
SIGNATURES