Form 10-Q
period 2002-09-30
BRUKER AXS INC
filed 2002-11-15
CIK 1134224

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

(1) Yes ☒        No ☐

        As of November 1, 2002 there were 55,782,638 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bruker AXS Inc.

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,084,404	$48,787,026
Accounts receivable, net	19,070,796	17,206,783
Inventories	34,609,979	26,768,962
Prepaid expenses	1,093,008	809,303
Other current assets	1,434,025	951,625
Deferred income taxes	1,415,394	886,365

Total current assets	106,707,606	95,410,064
Property and equipment, net	18,766,142	8,150,910
Restricted cash	120,021	108,074
Goodwill, net	3,069,615	3,099,314
Intangible assets—trademarks and tradenames, net	250,250	250,250
Investments in other companies	2,000,000	2,000,000
Other assets	905,233	1,053,620
Deferred income taxes	2,677,507	2,018,314

Total assets	$134,496,374	$112,090,546

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$909,471	$241,957
Current portion of long-term debt	701,574	—
Related party debt—current	—	229,180
Accounts payable	10,258,726	7,415,956
Other current liabilities	24,136,762	20,995,538

Total current liabilities	36,006,533	28,882,631
Long-term debt	8,644,875	2,200,000
Accrued pension	4,514,834	3,437,058
Minority interest in consolidated subsidiary	74,149	—
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, 0 shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,180,338 and 54,830,338 shares issued at September 30, 2002 and December 31, 2001, respectively	561,804	548,304
Additional paid-in capital	87,171,162	79,135,021
Accumulated deficit	(2,029,849)	(1,574,502)
Treasury stock, at cost, 247,700 and 0 shares at September 30, 2002 and December 31, 2001, respectively	(585,747)	—
Accumulated other comprehensive income (loss)	138,613	(537,966)

Total shareholders' equity	85,255,983	77,570,857

Total liabilities and shareholders' equity	$134,496,374	$112,090,546

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$26,855,759	$21,192,047	$74,686,182	$60,245,584
Cost of sales	16,421,352	13,483,650	45,758,888	37,646,033

Gross profit	10,434,407	7,708,397	28,927,294	22,599,551

Operating expenses:
Research and development	2,539,708	1,857,306	7,454,711	5,439,850
In-process research and development	—	—	—	3,590,000
General and administrative	2,022,877	1,458,855	5,634,575	3,721,613
Marketing and selling	5,443,399	4,436,773	15,169,720	12,404,008
Restructuring charge	1,767,256	—	1,767,256	—

Total operating expenses	11,773,240	7,752,934	30,026,262	25,155,471

Operating loss	(1,338,833)	(44,537)	(1,098,968)	(2,555,920)
Other expense (income):
Interest income	(172,211)	(95,140)	(586,552)	(381,869)
Interest expense—third party	187,954	110,318	309,650	270,506
Interest expense—related party	—	39,420	2,047	192,985
Other income	(169,304)	(102,553)	(1,153,902)	(82,012)

(Loss) income before income taxes, minority interest in subsidiary and cumulative effect of change in accounting principle	(1,185,272)	3,418	329,789	(2,555,530)
Income tax (benefit) expense	(483,365)	(36,655)	115,073	(1,023,052)

(Loss) income before minority interest in subsidiary and cumulative effect of change in accounting principle	(701,907)	40,073	214,716	(1,532,478)
Minority interest in subsidiary	54,551	—	53,043	—

(Loss) income before cumulative effect of change in accounting principle	(756,458)	40,073	161,673	(1,532,478)
Cumulative effect of change in accounting principle, net of taxes	—	—	617,020	—

Net (loss) income	(756,458)	40,073	(455,347)	(1,532,478)
Preferred stock accretion	—	306,401	—	473,282

Net loss available to common shareholders	$(756,458)	$(266,328)	$(455,347)	$(2,005,760)

Basic earnings (loss) per share:
(Loss) income before cumulative effect of change in accounting principle, net of taxes	$(0.01)	$(0.01)	$0.00	$(0.05)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.01)	—

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Diluted earnings (loss) per share:
(Loss) income before cumulative effect of change in accounting principle, net of taxes	$(0.01)	$(0.01)	$0.00	$(0.05)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.01)	—

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.05)

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(455,347)	$(1,532,478)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,622,497	1,949,392
Deferred income taxes	(788,574)	(1,758,332)
Provision for doubtful accounts	227,580	(40,108)
Stock compensation	(86,439)	156,170
Write-off of acquired in-process research and development	—	3,590,000
Cumulative effect of change in accounting principle	617,020	—
Minority interest in consolidated subsidiary	53,043	—
Non-cash portion of restructuring charge	843,820	—
Foreign currency exchange gain on intercompany loans	(1,121,663)	—
Changes in operating assets and liabilities:
Accounts receivable	(830,710)	(5,806,180)
Inventories	(5,685,193)	(2,472,898)
Other assets and prepaid expenses	(778,642)	(1,098,221)
Accounts payable	2,268,831	(684,562)
Accrued pension	628,421	466,899
Other current liabilities	(1,600,965)	2,146,196

Net cash used in operating activities	(4,086,321)	(5,084,122)

Cash flows used in investing activities:
Purchase of property and equipment	(10,960,535)	(1,520,360)
Cash contribution from minority shareholders	21,107	—
Acquisition of MAC Science Ltd.	(274,101)	—
Acquisition of Nonius Group, net of cash acquired	—	(6,235,547)
Investment in other companies	—	(500,000)

Net cash used in investing activities	(11,213,529)	(8,255,907)

Cash flows provided by financing activities:
Proceeds from/(repayment of) line of credit	642,542	(4,590,214)
Repayment of related party debt	(252,176)	(1,210,775)
Issuance of long-term debt	7,204,157	—
Proceeds from issuance of common stock, net of issuance costs	8,136,081	—
Proceeds from issuance of preferred stock, net of issuance costs	—	22,273,136
Purchases of treasury stock	(585,747)	—

Net cash provided by financing activities	15,144,857	16,472,147

Effect of exchange rate changes on cash	452,371	311,488

Net increase in cash and cash equivalents	297,378	3,443,606
Cash and cash equivalents at beginning of period	48,787,026	2,460,457

Cash and cash equivalents at end of period	$49,084,404	$5,904,063

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

        The condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet data as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

  Minority interest in consolidated subsidiary

        Minority interest in consolidated subsidiary represents the minority common shareholders' proportionate share of the equity of Incoatec GmbH, a German entity. Incoatec GmbH has been a consolidated subsidiary since February 2002 when the Company contributed $21,968 of cash to this entity. The Company also guarantees approximately $145,000 of Incoatec GmbH's debt. As of September 30, 2002, the Company owned 51% of Incoatec GmbH.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company elected not to early adopt SFAS No. 146.

3. Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

4. Inventories

        Inventories were comprised of the following:

	September 30, 2002	December 31, 2001
Raw materials	$11,516,238	$9,783,562
Work-in-process	9,740,344	6,262,864
Finished goods	10,457,926	7,483,259
Service parts	2,895,471	3,239,277

Total inventories	$34,609,979	$26,768,962

5. Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No. 142, the Company tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. The Company completed the transitional impairment tests in the third quarter of 2002, which resulted in the Company recording an impairment loss of $1,045,796 ($617,020, net of tax). In accordance with the transitional provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. Accordingly, net (loss) income and earnings (loss) per share would have been reported as follows:

	Three Months Ended March 31, 2002	Six Months Ended June 30, 2002
Reported net income	$309,547	$918,131
Less: impairment loss	(617,020)	(617,020)

Adjusted net (loss) income	$(307,473)	$301,111

Basic earnings (loss) per share:
Reported net income	$0.01	$0.02
Less: impairment loss	(0.01)	(0.01)

Adjusted net (loss) income	$(0.01)	$0.01

Diluted earnings (loss) per share:
Reported net income	$0.01	$0.02
Less: impairment loss	(0.01)	(0.01)

Adjusted net (loss) income	$(0.01)	$0.01

        Application of the non-amortization provisions of SFAS No. 142 will reduce amortization expense by approximately $165,000 in fiscal 2002. The following sets forth a reconciliation of net (loss) income for the three and nine months ended September 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net (loss) income	$(756,458)	$40,073	$(455,347)	$(1,532,478)
Add back: goodwill amortization, net of tax	—	22,445	—	44,891
Add back: trademarks and tradenames amortization, net of tax	—	1,918	—	3,835

Adjusted net (loss) income	$(756,458)	$64,436	$(455,347)	$(1,483,752)

        The non-amortization provisions of SFAS No. 142 had no impact on basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001.

        The changes in the carrying amount of goodwill for the year ended December 31, 2001 and the nine months ended September 30, 2002 are as follows:

Balance as of December 31, 2000	$—
Goodwill of acquired business	3,213,443
Amortization	(114,129)

Balance as of December 31, 2001	3,099,314
Goodwill of acquired business	906,794
Transitional impairment loss	(1,045,796)
Purchase price adjustments	68,649
Currency impact	40,654

Balance as of September 30, 2002	$3,069,615

Bruker AXS Inc.

Notes to Condensed Consolidated Financial Statements

6. Other Income

        Other income was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Exchange gains on foreign currency transactions	$(174,187)	$(401,802)	$(1,480,113)	$(291,067)
Depreciation of the fair value of derivative financial instruments	4,883	299,249	326,211	209,055

Total other income	$(169,304)	$(102,553)	$(1,153,902)	$(82,012)

7. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and conversion of preferred shares. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income available to common shareholders:
Net (loss) income	$(756,458)	$40,073	$(455,347)	$(1,532,478)
Preferred stock accretion	—	306,401	—	473,282

Net loss available to common shareholders—basic and diluted	$(756,458)	$(266,328)	$(455,347)	$(2,005,760)

Weighted average shares outstanding:
Weighted average shares outstanding—basic	56,128,040	38,835,833	56,112,905	38,780,889
Effect of dilutive securities:
Stock options	16,056	—	213,179	—
Convertible preferred stock	—	—	—	—

Weighted average shares outstanding—diluted	56,144,096	38,835,833	56,326,084	38,780,889

        For the three and nine months ended September 30, 2002, common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares. The number of shares excluded for stock options was 1,061,636 and 519,298 for the three and nine ended months September 30, 2002, respectively.

        For the three and nine months ended September 30, 2001, common shares issuable upon the exercise of stock options and convertible preferred stock were anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share. The number of common shares excluded for stock options was 482,647 and 353,664 for the three and nine months ended September 30, 2001, respectively.

The number of common shares excluded for convertible preferred stock was 5,625,000 and 5,291,667, for the three and nine months ended September 30, 2001, respectively.

        For the three and nine months ended September 30, 2001, net loss available to common shareholders—diluted was equal to net loss available to common shareholders—basic because of the anti-dilutive effect of the preferred stock accretion.

8. Comprehensive (Loss) Income

        Comprehensive (loss) income for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net (loss) income	$(756,458)	$40,073	$(455,347)	$(1,532,478)
Other comprehensive (loss) income:
Transition adjustment relating to the adoption of SFAS No. 133, net of taxes	—	—	—	(20,153)
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(65,853)	(63,776)	(101,694)	(60,095)
Foreign currency translation adjustments	(405,662)	(245,205)	778,273	71,693

Total comprehensive (loss) income	$(1,227,973)	$(268,908)	$221,232	$(1,541,033)

9. Debt

        During the first half of 2002, the Company had foreign-denominated intercompany lines of credit that impacted transaction gains and losses. However, on July 12, 2002, the Company restructured its intercompany debt given that settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other expense (income) within the statement of operations but instead are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity.

        In June 2002, the Company entered into a debt agreement with a Japanese bank for approximately $2,300,000. Principal payments on the debt of approximately $140,000 and interest payments are due and payable quarterly through June 2006. The debt bears interest at a fixed rate of 1.19%. Principal and interest payments began in June 2002.

        In March 2002, the Company entered into a mortgage agreement with a bank for approximately $5,000,000 that is collateralized by a building located in Karlsruhe, Germany. Principal payments on the mortgage of approximately $150,000 are due and payable biannually beginning on April 4, 2003 and continue each April and October thereafter until paid in full on October 4, 2017. The mortgage bears interest at a rate equal to the 6-month European Interbank Offered Rate (EURIBOR) plus 1.00%. The EURIBOR was 3.20% at September 30, 2002. Interest is paid biannually beginning October 4, 2002.

10. Financial Instruments

        In April 2002, the Company entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. Currently, the financial instruments are not designated as hedges and, therefore, the instruments are marked-to-market with the resulting gain or loss recognized in earnings. The fair value of the instruments appreciated approximately $149,000 and $72,000 for the three and nine months ended September 30, 2002, respectively. The fair value of the instruments was an asset of approximately $66,000 as of September 30, 2002.

        The fair value of all financial instruments not designated as hedges depreciated approximately $5,000 and $299,000 for the three months ended September 30, 2002 and 2001, respectively and $326,000 and $209,000 for the nine months ended September 30, 2002 and 2001, respectively. The fair value of the instruments was a (liability) asset of approximately ($358,000) and $1,000 as of September 30, 2002 and December 31, 2001, respectively.

11. Shareholders' Equity

        In August 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2,500,000 shares of its common stock. Any purchases under the repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. The Company repurchased 247,700 shares at a weighted average price of $2.36 per share for a total of $585,747 for the three and nine months ended September 30, 2002.

        On January 11, 2002, the underwriters of the Company's initial public offering exercised an over-allotment option. As a result, the Company issued and sold 1,350,000 shares of its common stock for $8,775,000 (or $6.50 per share). The Company incurred $638,919 in costs as a result of this transaction.

12. Restructuring Charge

        In the third quarter of 2002, the Company implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company has recorded a restructuring charge of approximately $1,767,256 ($1,042,681, net of tax).

        Of the total restructuring charge, approximately $459,000 related to involuntary and voluntary employee termination benefits for personnel reductions in all operating areas. Under the restructuring program, the Company reduced its total workforce by 19 employees, or approximately 5% of the total workforce in the United States, Germany and United Kingdom. The restructuring charge also included approximately $699,000 for the write-off of property and equipment as a result of ceasing production at the facility located in the United Kingdom. All products that were produced in the United Kingdom will be produced at the production facility in Germany beginning in the fourth quarter of 2002. In addition, approximately $464,000 of the restructuring charge consisted of penalties for terminating contracts for outsourced inventory and information technology services which the Company now provides internally. The remaining $145,000 consisted of engineering inventory that was written off as a result of the Company terminating a research and development project.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of September 30, 2002.

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458,684	$698,747	$464,752	$145,073	$1,767,256
Cash payments	(62,100)	—	—	—	(62,100)
Non-cash charges	—	(698,747)	—	(145,073)	(843,820)
Currency impact	(322)	—	(754)	—	(1,076)

Balance of accrual as of September 30, 2002	$396,262	$—	$463,998	$—	$860,260

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

        The aggregate purchase price was $3,406,979, including $274,101 of cash plus the assumption of liabilities of $3,132,878.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

May 13, 2002
Inventories	$2,540,881
Property and equipment	40,850
Goodwill	825,248

Total assets acquired	3,406,979

Other current liabilities	(3,132,878)

Total liabilities assumed	(3,132,878)

Net assets acquired	$274,101

        The allocation of the purchase price is based on preliminary estimates, subject to revisions when actual invoices for fees and expenses related to the acquisition costs are known. Revisions to the allocation, which are estimated to be immaterial, will be reported in a future period as changes to various assets and liabilities, including goodwill.

        In conjunction with the acquisition, the Company formulated a plan to relocate its manufacturing facility and 22 employees from Fukui, Japan to Yokohama, Japan. The Company completed these activities in third quarter of 2002. As a result of completing these activities, the allocation of the purchase price was adjusted by $81,546 in the third quarter of 2002. Charges against the purchase accounting liabilities recorded in connection with these activities were as follows:

	Facility Relocation	Employee Relocation	Total
Initial balance in second quarter of 2002	$195,786	$101,809	$297,595
Utilized	(147,090)	(64,739)	(211,829)
Adjustment	(39,611)	(41,935)	(81,546)
Currency impact	7,627	4,865	12,492

Balance as of September 30, 2002	$16,712	$—	$16,712

        The following unaudited pro forma income statement information assumes that the acquisition had taken place as of the beginning of each of the periods presented, in accordance with SFAS No. 141, "Business Combinations."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$26,855,759	$24,713,141	$81,216,940	$73,088,262
Net (loss) income	(756,458)	(554,164)	164,107	(806,437)
Net (loss) income available to common shareholders	(756,458)	(860,565)	164,107	(1,279,719)
Basic earnings (loss) per share	(0.01)	(0.02)	0.00	(0.03)
Diluted earnings (loss) per share	(0.01)	(0.02)	0.00	(0.03)

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

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

Net sales

        Net sales for the three months ended September 30, 2002 increased $5.7 million, or 26.7%, to $26.9 million compared to $21.2 million for the three months ended September 30, 2001. Sales remained strong for our X-ray diffraction systems, particularly the D8 ADVANCE, which increased by $1.6 million. In addition, the S4 PIONEER, an X-ray fluorescence system, was introduced in the fourth quarter of 2001 and has resulted in sales of $1.6 million. The S4 PIONEER sales have compensated for the $0.6 million decrease in sales of the SRS 3400 system, which system is currently being phased out. Sales of our single crystal X-ray diffraction products have increased by $0.4 million compared to the same period in the prior year. Additionally, aftermarket sales increased $0.9 million. Aftermarket sales consists of extended warranty and service agreements, replacement parts, accessories, software packages, upgrades and services such as repair calls, support services and training. The remainder of the increase of $1.8 million related to the acquisition of MAC Science Ltd. The increase in net sales was favorably impacted by currency fluctuations experienced in the third quarter of 2002, which effectively increased our revenues by approximately $1.6 million or 7.6% as compared to the prior year quarter.

Cost of sales

        Cost of sales for the three months ended September 30, 2002 increased $2.9 million, or 21.8%, to $16.4 million as compared to $13.5 million for the three months ended September 30, 2001. The cost of sales increase was due to the overall growth in system sales. In addition, approximately $1.0 million of this increase was due to the addition of the MAC Science operation in our September 30, 2002 results. Further, currency fluctuations increased our cost of sales by approximately $1.0 million as compared to the prior year quarter.

        The gross margin on sales was 38.9% for the three months ended September 30, 2002 compared to 36.4% for the three months ended September 30, 2001. The improvement in gross margin was driven by improved performance on single crystal diffraction products, primarily the SMART APEX and PROTEUM product lines. In addition, the margin for the three months ended September 30, 2001 was negatively impacted by $0.3 million of unabsorbed labor due to travel restrictions subsequent to the September 11, 2001 terrorist attacks which prevented a portion of our labor force from traveling to customers to install systems and service our products.

Research and development

        Research and development expenses for the three months ended September 30, 2002 increased $0.7 million, or 36.7%, to $2.5 million compared to $1.9 million for the three months ended September 30, 2001. The Company continues to invest in research and development. Approximately $0.5 million of the increase was due to the development of our next generation products. In addition, research and development expenses increased by $0.1 million due to the acquisition of MAC Science. Finally, research and development expenses increased $0.1 million due to currency fluctuations as compared to the prior year quarter. As a percentage of net sales, research and development expenses were 9.5% for the three months ended September 30, 2002 compared to 8.8% for the three months ended September 30, 2001.

General and administrative

        General and administrative expenses for the three months ended September 30, 2002 increased $0.6 million, or 38.7%, to $2.0 million compared to $1.5 million for the three months ended September 30, 2001. The increase was due primarily to additional consulting costs, increased administrative staffing levels and other costs related to being a public company. In addition, approximately $0.2 million of this increase related to the MAC Science acquisition. Further, general and administrative expenses increased by $0.1 million due to currency fluctuations as compared to the prior year quarter. As a percentage of net sales, general and administrative expenses were 7.5% for the three months ended September 30, 2002 compared to 6.9% for the three months ended September 30, 2001.

Marketing and selling

        Marketing and selling expenses for the three months ended September 30, 2002 increased $1.0 million, or 22.7%, to $5.4 million compared to $4.4 million for the three months ended September 30, 2001. The increase was due in part to an increase in sales commissions due to higher sales levels. In addition, approximately $0.4 million of this increase related to the MAC Science acquisition. Further, marketing and selling expenses increased by $0.3 million due to currency fluctuations as compared to the prior year quarter. As a percentage of net sales, marketing and selling expenses were 20.3% for the three months ended September 30, 2002 compared to 20.9% for the three months ended September 30, 2001.

Restructuring charge

        In the third quarter of 2002, we implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, we recorded a restructuring charge of approximately $1.8 million ($1.0 million, net of tax).

        Of the total restructuring charge, approximately $0.5 million related to involuntary and voluntary employee termination benefits for personnel reductions in all operating areas. Under the restructuring program, we reduced our workforce by 19 employees, or approximately 5% of the total workforce in the United States, Germany and United Kingdom. The restructuring charge also included approximately $0.7 million for the write-off of property and equipment as a result of ceasing production at the facility located in the United Kingdom. All products that were produced in the United Kingdom will be produced at the production facility in Germany beginning in the fourth quarter of 2002. In addition, approximately $0.5 million of the restructuring charge consisted of penalties for terminating contracts for outsourced inventory and information technology services which we now provide internally. The remaining $0.1 million consisted of engineering inventory that was written off as a result of the termination of a research and development project.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of September 30, 2002.

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458,684	$698,747	$464,752	$145,073	$1,767,256
Cash payments	(62,100)	—	—	—	(62,100)
Non-cash charges	—	(698,747)	—	(145,073)	(843,820)
Currency impact	(322)	—	(754)	—	(1,076)

Balance of accrual as of September 30, 2002	$396,262	$—	$463,998	$—	$860,260

        We expect the remaining accrual for the contractual obligations to be paid by the end of the first quarter 2003. Due to the impact of certain German regulatory requirements applicable to the benefits of our German employees, the workforce reduction accrual will not be fully paid until 2008.

Interest (income) expense

        Interest income for the three months ended September 30, 2002 increased $77,000, or 81.0%, to $172,000 compared to $95,000 for the three months ended September 30, 2001. The increase was due to higher investment balances derived from proceeds of our initial public offering offset by lower interest rates. Additionally, interest expense for the three months ended September 30, 2002 increased $38,000, or 25.5%, to $188,000 compared to $150,000 for the three months ended September 30, 2001. The increase was due primarily to an increase in third party loans that replaced our related party debt which had lower interest rates.

Other income

        Other income for the three months ended September 30, 2002 increased $67,000, or 65.1%, to $169,000 compared to $103,000 for the three months ended September 30, 2001. The increase was the result of interest rate and foreign currency fluctuations on the derivative financial instruments of $294,000. The increase in other income was offset by a decrease of $228,000 in the gains on foreign currency transactions.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Net sales

        Net sales for the nine months ended September 30, 2002 increased $14.4 million, or 24.0%, to $74.7 million compared to $60.2 million for the nine months ended September 30, 2001. Approximately $7.3 million of the increase was related to our X-ray diffraction systems; specifically, the market's acceptance of the D8 DISCOVER CC and D4 ENDEAVOR and strong sales of our existing D8 ADVANCE product. In addition, the S4 PIONEER, an X-ray fluorescence system, was introduced in the fourth quarter of 2001 and has resulted in an increase in sales of $2.7 million. Also, approximately $2.6 million of the increase related to our acquisition of MAC Science. The remainder of the increase was due primarily to a $1.6 million increase in aftermarket sales. Aftermarket sales consist of extended warranty and service agreements, replacement parts, accessories, software packages, upgrades, and services such as repair calls, support services and training. Currency fluctuations on net sales for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 had a favorable impact of $1.6 million or 2.7% on our revenues.

Cost of sales

        Cost of sales for the nine months ended September 30, 2002 increased $8.1 million, or 21.6%, to $45.8 million as compared to $37.6 million for the nine months ended September 30, 2001. The cost of sales increase was due to the overall growth in system sales. In addition, approximately $1.5 million of this increase was due to the addition of MAC Science operations in our September 30, 2002 results. Further, currency fluctuations increased our cost of sales by approximately $1.0 million as compared to the same period in 2001.

        The gross margin on sales was 38.7% for the nine months ended September 30, 2002 compared to 37.5% for the nine months ended September 30, 2001. The improvement in gross margin was primarily driven by improved performance on our single crystal diffraction products; primarily, our SMART APEX and PROTEUM product lines.

Research and development

        Research and development expenses for the nine months ended September 30, 2002 increased $2.0 million, or 37.0%, to $7.5 million compared to $5.4 million for the nine months ended September 30, 2001. Approximately $1.8 million of the increase was due to the expansion of research and development projects and the addition of research and development personnel. In addition, research and development expenses increased by $0.2 million due to the acquisition of MAC Science. Currency fluctuations increased research and development expenses by $0.1 million. As a percentage of net sales, research and development expenses were 10.0% for the nine months ended September 30, 2002 compared to 9.0% for the nine months ended September 30, 2001.

        In the nine months ended September 30, 2001, there was a $3.6 million charge resulting from the write-off of in-process research and development costs related to the acquisition of Nonius in April 2001. There were no such charges for the nine months ended September 30, 2002.

General and administrative

        General and administrative expenses for the nine months ended September 30, 2002 increased $1.9 million, or 51.4%, to $5.6 million compared to $3.7 million for the nine months ended September 30, 2001. The increase was due primarily to additional consulting costs, increased administrative staffing levels and other costs related to being a public company. In addition, approximately $0.3 million of this increase related to the MAC Science acquisition. Currency fluctuations increased general and administrative expenses by $0.1 million. As a percentage of net sales, general and administrative expenses were 7.5% for the nine months ended September 30, 2002 compared to 6.2% for the nine months ended September 30, 2001.

Marketing and selling

        Marketing and selling expenses for the nine months ended September 30, 2002 increased $2.8 million, or 22.3%, to $15.2 million compared to $12.4 million for the nine months ended September 30, 2001. The increase was due primarily to additional marketing and sales personnel and an increase in sales commissions due to higher sales levels. In addition, approximately $0.6 million of this increase related to the MAC Science acquisition. Currency fluctuations increased marketing and selling expenses by $0.3 million. As a percentage of net sales, marketing and selling expenses were 20.3% for the nine months ended September 30, 2002 compared to 20.6% for the nine months ended September 30, 2001.

Restructuring charge

        In the third quarter of 2002, we initiated a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, we recorded a restructuring charge of approximately $1.8 million ($1.1 million, net of tax). Details of the restructuring charge are discussed within this section under the heading "Three months ended September 30, 2002 compared to three months ended September 30, 2001."

Interest (income) expense

        Interest income for the nine months ended September 30, 2002 increased $205,000, or 53.6%, to $587,000 compared to $382,000 for the nine months ended September 30, 2001. The increase was due to higher investment balances derived from proceeds of our initial public offering offset by lower interest rates. Additionally, interest expense for the nine months ended September 30, 2002 decreased $152,000, or 32.8%, to $312,000 compared to $463,000 for the nine months ended September 30, 2001. The decrease was due to the reduction of our related party debt through use of the proceeds from our initial public offering, partially offset by higher interest rates on third party debt.

Other income

        Other income for the nine months ended September 30, 2002 increased $1.1 million, or 1307%, to $1.2 million compared to $0.1 million for the nine months ended September 30, 2001. The increase was primarily the result of $1.0 million in foreign currency gains on our foreign-denominated intercompany lines of credit. There were no foreign-denominated intercompany lines of credit during the nine months ended September 30, 2001. In addition, gains on foreign currency transactions increased $0.2 million. These increases in other income were offset by interest rate fluctuations on the derivative financial instruments resulting in a decrease of $0.1 million in other income.

Change in accounting principle

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. We completed the transitional impairment tests in the third quarter of 2002, which resulted in recording an impairment loss of $1.0 million ($0.6 million, net of tax). In accordance with the transitional provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

        The goodwill impairment loss related to our Bruker Nonius reporting unit, which was acquired in April 2001. Changes in the market and economic conditions since the date of acquisition have resulted in an impairment to the goodwill allocated to Bruker Nonius.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, we had cash and cash equivalents of $49.1 million and working capital of $70.7 million. Historically, we have financed our growth through a combination of debt financing and the issuance of our common and preferred stock.

        During the nine months ended September 30, 2002, we used $4.1 million of cash in operating activities. Our use of cash was primarily due to an increase in inventories related to sales growth and higher levels of demonstration equipment, which were partially offset by increases in accounts payable. During the nine months ended September 30, 2001, we used $5.1 million of cash from operating activities. This was primarily due to increases in accounts receivable and inventories related to sales growth, which increases were partially offset by decreases of current liabilities.

        We used $11.2 million for capital expenditures in the nine months ended September 30, 2002. In February 2002, we purchased our Karlsruhe, Germany facility, land and adjacent lot for approximately $7.0 million. Following the purchase of the Karlsruhe, Germany facility, we expended approximately $0.6 million to expand this facility. In addition, we moved our operations in the Netherlands to a new facility which resulted in approximately $1.4 million of capital expenditures. The remaining capital expenditures consisted primarily of computer equipment and software purchases and development costs. During the nine months ended September 30, 2001, we used $1.5 million of cash for capital expenditures. We made these capital expenditures to improve productivity and expand manufacturing capacity.

        In addition to capital expenditures, during the nine months ended September 30, 2002 we acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The aggregate purchase price was $3.4 million, including $0.3 million of cash plus the assumption of liabilities of $3.1 million. During the nine months ended September 30, 2001, we acquired Nonius for $6.2 million, net of cash acquired and made a cash investment of $0.5 million in connection with a strategic alliance.

        During the nine months ended September 30, 2002, cash flows provided by financing activities totaled $15.1 million and included primarily the issuance of common stock and debt. We issued and sold 1,350,000 shares of our common stock for $8.1 million, net of issuance costs. We also issued $7.2 million of debt for the purchase of our Karlsruhe, Germany facility and for operating needs at our facility in Japan. Further, we received $0.6 million of borrowings from our lines of credit. We used cash in financing activities of $0.6 million for purchases of our common stock and $0.3 million for the repayment of related party debt. During the nine months ended September 30, 2001, cash flows provided by financing activities totaled $16.5 million and included primarily net proceeds of $22.3 million from the issuance of preferred stock. These cash flows from financing activities were partially offset by debt repayments of $5.8 million.

        Currently, we have both long-term and short-term debt outstanding. As of September 30, 2002, our long-term debt from banks in the U.S., Germany and Japan totaled $10.3 million. The interest rate on our long-term debt ranges from 1.19% to 4.20%. As of September 30, 2002, we had $0.9 million of borrowings on our line of credit from a bank. We had unused borrowings under these facilities of approximately $9.5 million. The interest rate on our lines of credit is 6.50%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of September 30, 2002, the latest measurement date, we were in compliance with all financial covenants.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. We elected not to early adopt SFAS No. 146.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first three months of 2002, the U.S. dollar continued to strengthen against the euro. However, this trend reversed as the U.S. dollar weakened against the euro during the second and third quarters of 2002. During the three months ended September 30, 2002, fluctuations in foreign currencies had a significant impact on our consolidated revenue growth rate of $1.6 million or 7.6%, as expressed in U.S. dollars. During the nine months ended September 30, 2002, fluctuations in foreign currencies had a moderate impact on our consolidated revenue growth rate of $1.6 million or 2.7%, as expressed in U.S. dollars. In 2001, the U.S. dollar was moderately strong against the euro and had minimal impact on the consolidated revenue growth rate. In addition, the currency fluctuations resulted in accumulated foreign currency translation (gains) losses of approximately ($282,000) and $496,000 at September 30, 2002 and December 31, 2001, respectively. These (gains) losses are included as a component of accumulated other comprehensive income (loss).

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At September 30, 2002 and 2001, there were no foreign currency forward contracts outstanding. Additionally, there were no material non-functional currency denominated financial instruments which would expose us to foreign exchange risk outstanding at September 30, 2002 or December 31, 2001.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange gains were approximately $174,000 and $402,000 for the three months ended September 30, 2002 and 2001, respectively and $1,480,000 and $291,000 for the nine months ended September 30, 2002 and 2001, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive loss account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $895,000 or ($732,000), respectively.

        During the first half of 2002, we also had foreign-denominated intercompany lines of credit that impacted our transaction gains and losses. However, on July 12, 2002, we restructured our intercompany debt given that settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other expense (income) within the statement of operations but instead are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1,198,000 or ($980,000), respectively.

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

        In the U.S., we have entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this agreement is to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive loss. The fair value of the instrument was a liability of approximately $143,000 and $42,000, net of tax at September 30, 2002 and December 31, 2001, respectively.

        In Germany, we have entered into an interest rate cap as well as swaps which are currently not designated as hedges. We have entered into these interest rate options to minimize our future effective borrowing rates. We have an interest rate cap for 2 million euro fixed at 4.9% per annum which expires January 4, 2006. We also have an interest rate swap of 3 million euro which secures a fixed interest rate of 4.83% per annum for the period January 4, 2002 to January 4, 2007. In addition, we entered into a cross currency interest rate swap of 3 million euro for the period January 4, 2002 to January 4, 2007. The fixed interest rate is reduced from 4.83% per annum to 3.55% per annum. We also had an additional financial instrument, which terminated in the fourth quarter of 2001, which we acquired in connection with our acquisition of Nonius. These instruments are not designated as hedges and are marked-to-market with the resulting gain or loss recognized in earnings.

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

        The fair value of all instruments not designated as hedges depreciated approximately $5,000 and $299,000 for the three months ended September 30, 2002 and 2001, respectively and $326,000 and $209,000 for the nine months ended September 30, 2002 and 2001, respectively. The fair value of the instruments was a (liability) asset of approximately ($358,000) and $1,000 as of September 30, 2002 and December 31, 2001, respectively.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

ITEM 4: Controls and Procedures

        Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within entities.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 2: Changes in Securities and Use of Proceeds

        On December 13, 2002, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 10,350,000 shares of our common stock (including the over-allotment option) for net proceeds of approximately $60.7 million. The following table sets forth our cumulative use of the net offering proceeds as of September 30, 2002:

Purchase of real estate	$2.6 million
Leasehold improvements and other	$1.2 million
Purchase and implementation of computer software	$0.5 million
Acquisition	$0.3 million
Repayment of indebtedness	$10.9 million
Working capital	$2.4 million

Total	$17.9 million

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

        None.

ITEM 5: Other Information

        None.

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    We did not file any reports on Form 8-K during the three months ended September 30, 2002.

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

BRUKER AXS INC.
Date: November 14, 2002	By:	/s/ MARTIN HAASE Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2002	By:	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Martin Haase, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bruker AXS Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Laura Francis, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bruker AXS Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Bruker AXS Inc. Condensed Consolidated Balance Sheets
Bruker AXS Inc. Condensed Consolidated Statements of Operations
Bruker AXS Inc. Condensed Consolidated Statements of Cash Flows
Bruker AXS Inc. Notes to Condensed Consolidated Financial Statements
Bruker AXS Inc. Notes to Condensed Consolidated Financial Statements
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3: Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4: Controls and Procedures
  PART II. OTHER INFORMATION
  ITEM 1: Legal Proceedings
  ITEM 2: Changes in Securities and Use of Proceeds
  ITEM 3: Defaults Upon Senior Securities
  ITEM 4: Submission of Matters to a Vote of Security Holders
  ITEM 5: Other Information
  ITEM 6: Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS