Form 10-K
period 2002-12-31
BRUKER AXS INC
filed 2003-03-21
CIK 1134224

Use these links to rapidly review the document
Table
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2002 Commission File Number 000-
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-

BRUKER AXS INC.
(Exact name of Registrant as specified in its charter)

Delaware	39-1908020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5465 East Cheryl Parkway
Madison, WI 53711
(Address of principal executive offices, including zip code)

(608) 276-3000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $18,214,604 (based on the last reported sale price on the Nasdaq National Market on that date). This amount excludes an aggregate of 44,037,269 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

        The number of shares outstanding of the registrant's Common Stock as of March 17, 2003 was 56,180,338.

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

Market Opportunity

Drug discovery and development—Proteomics

        Our X-ray systems address key needs in two related fields of drug discovery and development: protein structure determination and small molecule drug development. The need for more effective and efficient methods of drug discovery is becoming increasingly important for a variety of reasons. Historically, drugs were discovered either through trial and error, through application of detailed knowledge of a disease process, or by modifying known drugs. These discovery processes are expensive, labor intensive and susceptible to failure at any stage. According to the Pharmaceutical Industry Profile 2002, or PIP, the average cost of developing a new drug is over $800 million, takes 10 to 15 years to develop and, could require evaluation of over 10,000 compounds. Even though PIP estimates that the pharmaceutical industry spent over $30 billion in 2001 for drug discovery research, there are still a significant number of major diseases that do not currently have safe, effective treatments. Additionally, many diseases that had been successfully treated by drugs now require the development of new drugs, as bacterial strains are becoming more resistant to previously effective drugs.

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

        For the determination of molecular structure, X-ray crystallography is the method of choice for obtaining unambiguous and complete three-dimensional representation of crystallizable proteins and chemical compounds. There are currently 15,000 protein structures in the global database repository known as the Protein Database Bank. Over 80% of those proteins structures have been identified using X-ray diffraction or X-ray crystallography. Within X-ray crystallography itself there are competing technologies, primarily involving detector technology. For example, CCD detectors compete with imaging plate technology. In imaging plate technology, imaging plates, which work like photographic film, are exposed to X-rays and then read with a laser scanner which produces the diffraction pattern in electronic format. Although they typically provide a large image capture area and are relatively inexpensive, imaging plates cannot provide the required high-throughput capabilities due to their lengthy readout process. Also, due to the nature of the film plate and the readout process, imaging plates have relatively low X-ray sensitivity. On the other hand, CCD detectors, which can provide the high-speed readout capabilities and increased sensitivity demanded for high throughput proteomics applications, have traditionally been limited by their high cost and small image capture area.

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

        Our X-ray diffraction systems allow our materials science customers to combine high throughput combinatorial experimentation with X-ray technology for greater efficiency at lower costs. Our X-ray diffraction and X-ray fluorescence-based systems enable our industrial customers to achieve results quickly with little sample preparation time and with a high degree of automation throughout the process.

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

        In order to increase X-ray beam intensity for laboratory-based systems, we introduced high-intensity optics, which significantly improve X-ray beam intensity and quality. Since our introduction of these optics in 1994, they have been widely used by material scientists and protein crystallography X-ray diffraction researchers. Additionally, as a result of our continuing research and development efforts, we recently introduced the third generation of these optics, which have again improved the brightness and quality of X-ray beams. Through our acquisition of Nonius, we acquired a rotating anode generator technology, which provides extremely high-power X-ray beams that can be used in laboratories. More intense X-ray beams allow for faster collection of data and enable researchers to determine X-ray structure in their own laboratories rather than at central facilities utilizing synchrotron beam lines. Combining our X-ray optics with our rotating anode generators provides our customers with what we believe to be the ideal solution for high throughput structural proteomics.

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

        Providing integrated solutions.    Our goal is to continue to focus on the overall needs of our customers, providing them with complete solutions for the analysis of molecular structure and elemental composition, from sample preparation through analysis of results. Our focus will be not only to provide technologically advanced X-ray components, but also to provide the components as part of systems that are fast, easy-to-use and compatible with a customer's overall data collection and analysis systems. Our plan includes providing turnkey systems with open architecture that permits our systems to interface with other hardware and software components in the customer's lab.

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

        Generating recurring revenue and customer loyalty through world-class customer support.    We will continue to provide world-class support to our customers as part of our strategy to enhance the Bruker AXS brand and maintain customer loyalty. The importance we place on customer support is evidenced by the fact that our highly-educated, well-trained customer support personnel comprise approximately 27% of our work force. In addition to the benefits in brand enhancement and customer loyalty, customer support generates significant recurring revenues. As our installed base of systems increases, we expect that the high-margin revenue generated from post-warranty customer service will expand as well. We also plan to increase our recurring revenues as our installed base of systems increases by selling more consumables and replacement parts.

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

        Pursuing acquisitions and building alliances.    We plan to continue to pursue acquisitions and build alliances with strategic partners in order to expand our technology base and product offerings, increase our market share and strengthen other key corporate competencies. For example, through our recent MAC Science acquisition, we gained high-powered rotating anode technology, high-quality research and development talent, and access to the Japanese market. See "Business—Strategic Collaborations."

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

        Our SCD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research and a variety of other applications. Additionally, using our modular platform approach, we combine elements from our basic APEX and PROTEUM products to provide our synchrotron customers with systems tailored for their particular applications.

        The following chart summarizes our SCD product line:

Product	Description	Application	Customers	Product Introduction
X8 APEX	Most sensitive 4K CCD system with 4-axis kappa goniometer and novel user interface	3D structure determination of small molecules such as drugs	Chemical and pharmaceutical companies, universities	2002
X8 PROTEUM	Rotating anode generator based lab system with highest sensitivity 4K CCD detector and 4-axis kappa goniostat	High-power protein screening and structure solutions	Pharmaceutical companies, protein structure factories, universities	2002
BruNo Robotics	Robotic sample handling of frozen protein crystals	High throughput methods to mount and retrieve protein crystal samples for screening and data collection	Protein structure factories, pharmaceutical companies, universities	2002
Montel 200 Optics	X-ray optics coupled to high power laboratory X-ray sources	High intensity, brilliant X-ray beam delivered to the crystal sample for structural proteomics applications	Pharmaceutical companies, protein structure factories, academic research	2002
PROTEUM SW suite	WINDOWS based software for protein data acquisition and analysis	Protein structure determination	Pharmaceutical companies, protein structure factories, academic research	2001

PROTEUM 300	Large 300mm diameter lens-coupled CCD detector	Structural proteomics at synchrotron facilities	Synchrotron facilities	2001
PROTEUM R	Rotating anode generator based lab system with SMART 6000 detector system	High-power protein screening and structure solution system	Pharmaceutical companies, protein structure factories, academic research	2000
SMART APEX	Most sensitive 4K CCD system with 3-axis D8 goniometer	3D-structure determination of small molecules such as drugs	Chemical and pharmaceutical companies, universities	1999
KAPPA CCD	Kappa goniometer-based CCD system	3D-structure determination of small molecules such as drugs	Chemical and pharmaceutical companies, universities	1996
FR 591	9 and 15 KW high power X-ray source used in our X8 PROTEUM and PROTEUM R systems	High-intensity, brilliant X-ray beam for structural proteomics application	Structural proteomics laboratories, pharmaceutical companies, protein structure factories, academic research	1994

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

        The following chart summarizes our XRD product line:

Product	Description	Application	Customers	Product Introduction
D8 ADVANCE, Series II	General purpose diffraction system	Qualitative and quantitative analysis of polycrystalline material	Chemical, minerals, pharmaceutical, academic and industry research	2003
D8 DISCOVER MR, Series II	High resolution diffraction system	Semiconductor and thin film analysis	Semiconductor companies, coating industry, academic research	2002
D8 DISCOVER CST (TRANSMISSION)	Diffraction system with high-speed 2D detector system for transmission applications	Combinatorial screening of libraries in life science and materials research	Chemical, pharmaceutical, biotechnology	2002
D4 ENDEAVOR	Fully enclosed high throughput general purpose diffraction system	Qualitative and quantitative analysis of polycrystalline material	Cement, raw materials, chemical, pharmaceutical	2001
D8 DISCOVER CSR (REFLECTION)	Diffraction system with high-speed 2D detector system for reflection applications	Combinatorial screening of material libraries for identification of lead compounds	Chemical, catalyst, pharmaceutical, petrochemical	2000

D8 DISCOVER with GADDS	Diffraction system with high-speed 2D detector system	Determination of material properties, such as stress, strain, texture	Chemical, pharmaceutical, metals, automotive	1999
NANOSTAR	2D detector based small angle scattering system	Determination of the nanoscale structure of polymers, fibers and biological material	Academic research, chemical, pharmaceutical	1998

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

        The following chart summarizes our XRF product line:

Product	Description	Application	Customers	Product Introduction
S2 RANGER	All-in-one benchtop ED-XRF spectrometer	Easy-to-use elemental analysis	Cement, petrochemicals, food	2002
S4 PIONEER	High performance spectrometer for use in demanding process control and quality assurance applications	Fast and accurate elemental analysis	Cement, petrochemicals, metals	2001
S4 EXPLORER	High performance plug-and-analyze X-ray fluorescence spectrometer	Fast and accurate elemental analysis	Cement, petrochemicals, metals	1999

Service, consumables and related products

        In addition to new system sales, we generate revenues from sales of service, consumables and related products. We believe our high-quality customer service gives us a competitive advantage by enhancing the Bruker AXS brand and customer loyalty. Approximately 27% of our employees are highly-trained customer support personnel.

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

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative solutions to our customers. We have a highly skilled research and development group; almost half of our 78 employees devoted to research and development have advanced degrees.

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
  •
  we developed a proprietary X-ray phosphor which converts X-rays to visible light with maximum efficiency in order to further increase the speed of our CCD detector-based systems;
  •
  we created pre-formed multi-layered optics to provide for improved X-ray beam quality in our SCD and XRD products; and
  •
  we developed the PRO4 detector for our S4 spectrometer, a joint development with MOXTEK, Inc., which allows customers to operate the X-ray spectrometer at a high sensitivity level without a costly external detector gas supply.

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

        Our acquisitions of Nonius and MAC Science also have improved our research and development capabilities, giving us access to rotating anode generator technology as well as additional high quality research and development talent. Thirteen of our research and development personnel joined us through the Nonius and MAC Science acquisitions.

        We spent $9.9 million in fiscal 2002, $7.7 million, excluding in-process research and development, in fiscal 2001, and $5.9 million in fiscal 2000, on research and development.

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

        Affinium Pharmaceuticals.    In March 2001, we entered into a strategic alliance with Affinium Pharmaceuticals, formerly known as Integrative Proteomics, Inc. Affinium Pharmaceuticals is a leader in high-throughput structural proteomics. During the three-year term of our strategic alliance, we will sell to Affinium Pharmaceuticals X-ray protein crystallography tools required by Affinium Pharmaceuticals for its proteomics facilities and collaborate in the development of higher-throughput proteomics tools. As part of this alliance, in June 2001, we invested in the Series IIA financing of Affinium Pharmaceuticals.

        GeneFormatics Incorporated.    In October 2001, we entered into a strategic alliance with GeneFormatics Incorporated. GeneFormatics is a leader in structural proteomics and offers an integrated approach to the determination and confirmation of the function and structure of genomically-derived protein targets. We have agreed that during the three-year term of our strategic alliance, we will sell to GeneFormatics X-ray crystallography systems and support needed to incorporate X-ray crystallography into its business. As part of this alliance, in October 2001, we invested in the Series C financing of GeneFormatics.

        Incoatec GmbH.    In February 2002, we entered into a joint venture with four former scientists of the GKSS Research Center for the research, development and production of X-ray optics based on coating technologies. As part of this joint venture, we hold a 51% stake in Incoatec GmbH, a German limited liability company.

        We also have collaborations with non-profit institutions as well as with individual experts in the X-ray field, including Professor B.C. Wang at the University of Georgia and Professor George Sheldrick at the University of Göttingen.

Customers

        We have a broad and diversified global customer base that included over 4,500 customers with over 7,000 installed systems as of March 1, 2003. Our molecular structure customer base includes a variety of biotechnology, pharmaceutical and chemical companies, as well as various research institutes. We sell our materials research products to academic institutions as well as to a number of semiconductor, polymer, automotive and combinatorial materials design companies. Cement, steel, aluminum and related industries are large purchasers of our elemental analysis products.

        Some examples of customers who have purchased multiple systems from us for use in either life sciences, materials research or elemental analysis applications include:

Life Sciences		Material Analysis		Elemental Analysis
•	Astra-Zeneca	•	British Petroleum	•	Alcan-Pechiney
•	Aventis	•	Exxon Mobil	•	Alcoa
•	BASF	•	Fraunhofer Gesellschaft	•	BHP
•	Bayer	•	General Electric	•	Ciment Lafarge/Blue Circle
•	GlaxoSmithKline	•	General Motors	•	Cemex
•	Merck	•	IBM	•	Ciment Lafarge
•	Novartis	•	ICI	•	Heidelberger Cement
•	Pfizer	•	Infineon	•	Italcementi
•	Scripps	•	Lucent Technologies	•	Veitsch-Radex
		•	Samsung
		•	Siemens
		•	UOP

        We also sell our systems to other industrial, academic and government customers. We believe our diverse categories of customers serve to moderate the effect of economic downturns, which may occur in one or more of the markets we serve. In fiscal 2002, no single customer accounted for greater than 3% of our revenue.

Sales and Marketing

Marketing activities

        Our primary marketing strategy is to provide our customers X-ray systems that enable them to perform their desired activities. Cultivating strong customer relationships to build future recurring sales is a key part of our marketing program. We emphasize our solutions and technology platforms, rather than simply the provision of instruments. We pursue an active marketing program through a large number of activities during the year. Our key marketing vehicles include trade shows, scientific conferences, advertising, our website, direct mail and related activities.

Direct sales channels

        We have extensive sales and distribution capabilities. We generate over 80% of our revenues through our direct sales force of over 60 individuals, approximately 40% of whom have advanced degrees. During the last three years, we have committed significant resources to upgrade and expand our direct sales force and our distribution channels worldwide. We now have direct sales coverage throughout most of the European Union and North America, as well as in China, Japan, South Africa, Brazil and Singapore.

        In addition to our direct sales force, we have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. The interaction of customers with our marketing specialists and research and development scientists at these facilities enables us to get feedback on products and customer needs directly from the customers, aiding in the effectiveness and efficiency of our product development. We maintain our primary demonstration facilities in the United States (Madison, Wisconsin), the Netherlands (Delft), Germany (Karlsruhe) and Japan (Yokohama). Demonstration systems and support facilities are also available in other locations.

Indirect sales channels

        We have determined that for some of our smaller geographical markets it is not cost effective to have a direct sales force in place. For these countries, we use various international distributors, our affiliates and independent sales representatives.

Sales Cycle

        The typical sales cycle for our products is six to twenty-four months. The sales cycle is twelve to twenty-four months for academic products and six to twelve months for industrial products. The length of our sales cycles is primarily dependent on the budgeting cycles of our customers.

Manufacturing

        We perform high-level assembly, system integration and testing for the majority of our products in our principal facilities located in the U.S., Germany, the Netherlands and Japan. We have considerable flexibility at our various facilities, and each facility can handle multiple product lines at the same time. Our facility in Germany also includes a machine shop for the machining of precision parts, and employees in our facility in the U.S. assemble detectors using proprietary methods. Generally, we purchase the components of our systems from third parties and maintain preferred suppliers and secondary sources for key components that we do not manufacture in-house.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how and trademarks. We license our patent rights where appropriate. Our patents generally relate to discrete aspects of our products and not to any product as a whole. We do not believe that any one of our patents is material to our business on an enterprise-wide basis.

        Protection of our intellectual property is a strategic priority for our business, and we will enforce our patent rights against all infringers as necessary. While we believe our patent portfolio provides us with a competitive advantage, the patent positions of companies like ours involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence of patents in certain countries that, if valid, could impair our ability to manufacture and sell our products in these countries. We have received letters from third parties inquiring whether or not certain of our components infringe upon certain of their patents. We do not believe we infringe upon any valid claims of these patents.

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

Employees

        As of March 1, 2003, we employed over 560 full-time employees, with approximately 140 employees in the U.S. and more than 350 employees located primarily in Europe. Over 75 of these employees hold doctorates in biology, chemistry, physics or other scientific areas.

Government Regulation

        We possess low-level radiation materials licenses from the Nuclear Regulatory Commission for our facility in Madison, Wisconsin, from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for our facility in Karlsruhe, Germany, from the local radiation safety authority, Ministerie van Volkshuisvesting, Ruimtelijke Ordening en Miliuebeheer, for our facility in Delft, the Netherlands, and from the local radiation safety authority, Kanagawa Prefecture, for our facility in Yokohama, Japan, as well as from various other countries in which we sell our products. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

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

  •
  Anthony Spek, Ph.D., Professor, University of Utrecht; and

  •
  B.C. Wang, Ph.D., Professor, University of Georgia.

        We provide members of our Scientific Advisory Board a fee of $6,000 per year and options at fair market value for 1,500 shares of our common stock. These options vest after three years. We also reimburse Scientific Advisory Board members for expenses reasonably incurred related to the services they provide us.

Financial Information about Geographic Areas

        Financial Information about our geographic areas required by Item 1 of Form 10-K may be found in Note 23 to our Financial Statements in this Form 10-K, included as part of Item 8 to this report. Financial information about our revenues from external customers, measure of profit and total assets required by Item 1 of Form 10-K is included in our Financial Statements in this Form 10-K included as part of Item 8 to this report.

ITEM 2. PROPERTIES

        Our four principal facilities incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions. These are:

  •
  an owned 43,000 square foot facility in Madison, Wisconsin;

  •
  an owned 97,000 square foot facility in Karlsruhe, Germany;

  •
  a leased 57,000 square foot facility in Delft, The Netherlands; and

  •
  a leased 15,000 square foot facility in Yokohama, Japan.

        We lease additional centers for sales, applications and service support in: Congleton, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SA); Salzburg, Austria (Bruker AXS GmbH); Milano, Italy (Bruker AXS S.r.L.); Johannesburg, South Africa (Bruker AXS (Pty) Ltd.); São Paulo,

Brazil (Bruker AXS do Brasil Ltda.); Singapore (Bruker AXS Pte Ltd.); Geesthacht, Germany (Incoatec GmbH) and Beijing, People's Republic of China (Bruker AXS Representative Office).

ITEM 3. LEGAL PROCEEDINGS

        We may, from time to time, be involved in legal proceedings in the ordinary course of business. We are not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been traded on the Nasdaq National Market since December 2001. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported on the Nasdaq National Market.

	High	Low
First Quarter 2002	$7.16	$3.75
Second Quarter 2002	$4.10	$1.50
Third Quarter 2002	$2.50	$1.10
Fourth Quarter 2002	$2.95	$1.50

        As of March 17, 2003, there were approximately 30 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The closing price per share of our common stock on March 17, 2003, as reported by the Nasdaq National Market, was $1.56.

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

        In January 2001, we issued and sold 5,625,000 shares of Series A convertible preferred stock for an aggregate purchase price of approximately $22.5 million, or $4 per share, to a total of eleven investors. Upon consummation of the initial public offering of our Common Stock, all outstanding shares of preferred stock were converted into 6,923,077 shares of common stock. In June 2001, we issued 83,333 shares of common stock, at a price of $6 per share, to Affinium Pharmaceuticals in connection with our $1 million investment in Affinium Pharmaceuticals' Series IIA financing. In October 2001, we issued 71,428 shares of common stock, at a price of $7 per share, to GeneFormatics Incorporated in connection with our $1 million investment in GeneFormatics' Series C financing. These shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

        On December 13, 2001, a registration statement on Form S-1 (No. 333-66066) was declared effective by the Securities and Exchange Commission, pursuant to which 9,000,000 shares of our common stock were offered and sold by us at a price of $6.50 per share, generating gross offering proceeds of approximately $58.5 million. On January 11, 2002, the managing underwriters exercised their over-allotment option to purchase an additional 1,350,000 shares, generating gross proceeds of approximately $8.8 million. The managing underwriters were UBS Warburg, Thomas Weisel Partners LLC, CIBC World Markets, SG Cowen and Robert W. Baird. In connection with the offering, we incurred expenses of approximately $4.7 million in underwriting discounts and commissions and approximately $1.8 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $60.7 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes. Additionally, we have used $7.9 million of the net proceeds to pay off a portion of our outstanding related party debt, $3.0 million to pay off a portion our outstanding bank debt, approximately $2.6 million to finance the acquisition of our Karlsruhe, Germany facility, approximately $1.7 million on leasehold improvements and other capital expenditures, approximately $0.7 million on the purchase and implementation of computer software and $0.3 million on the acquisition of MAC Science Ltd.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,			Three Months Ended December 31,	Year Ended September 30,
Consolidated/Combined Statement of Operations Data:
	2002(1)	2001(2)	2000	1999(3)	1999(4)	1998(4)
	(in thousands, except per share data)
Net sales	$104,290	$82,588	$68,105	$12,792	$61,894	$57,261
Cost of sales	63,114	51,063	43,252	7,873	39,462	35,047

Gross profit	41,176	31,525	24,853	4,919	22,432	22,214

Operating expenses:
Research and development	9,903	7,744	5,916	1,364	6,837	5,625
In-process research and development	—	3,590	—	—	—	—
General and administrative	8,265	5,298	2,723	464	3,009	3,190
Marketing and selling	21,340	16,792	14,111	2,877	12,664	13,598
Restructuring charge	1,767	—	—	—	—	—

Total operating expenses	41,275	33,424	22,750	4,705	22,510	22,413

Operating (loss) income	(99)	(1,899)	2,103	214	(78)	(199)
Interest (income) expense, net	(306)	133	916	219	531	937
Other (income) expense	(1,614)	314	(58)	(67)	(331)	192
Write-down of investments in other companies	1,300	—	—	—	—	—

Income (loss) before income taxes, minority interest in subsidiary and cumulative effect of change in accounting principle	521	(2,346)	1,245	62	(278)	(1,328)
Income tax expense (benefit)	718	(969)	516	191	(302)	(610)

(Loss) income before minority interest in subsidiary and cumulative effect of change in accounting principle	(197)	(1,377)	729	(129)	24	(718)
Minority interest in subsidiary	59	—	—	—	—	—

(Loss) income before cumulative effect of change in accounting principle	(256)	(1,377)	729	(129)	24	(718)
Cumulative effect of change in accounting principle, net of taxes	617	—	—	—	—	—

Net (loss) income	(873)	(1,377)	729	(129)	24	(718)
Convertible preferred stock accretion	—	833	—	—	—	—
Beneficial conversion feature	—	5,192	—	—	—	—

Net (loss) income available to common shareholders	$(873)	$(7,402)	$729	$(129)	$24	$(718)

Earnings (loss) per share — basic and diluted:
(Loss) income before cumulative effect of change in accounting principle, net of taxes	$0.00	$0.19	$0.02	$0.00	$0.00	$(0.57)
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—	—

Net (loss) income per share	$(0.02)	$(0.19)	$0.02	$0.00	$0.00	$(0.57)

Shares used in computing net (loss) income per share basic	56,028	39,613	38,753	38,753	32,503	1,253
Shares used in computing net (loss) income per share diluted	56,028	39,613	38,814	38,753	32,503	1,253
	As of
	December 31,				September 30,
Consolidated/Combined Balance Sheet Data:
	2002(1)	2001(2)	2000	1999(3)	1999(4)	1998(4)
Cash and cash equivalents	$52,651	$48,787	$2,460	$1,842	$2,765	$2,068
Working capital	72,376	66,622	11,716	12,648	15,371	13,980
Total assets	139,051	112,090	42,972	39,969	39,676	35,764
Total long-term debt	10,560	2,200	14,233	14,246	14,811	11,334
Total shareholders' equity	85,563	77,570	3,001	2,483	2,780	1,459

(1)
This information includes the operations of MAC Science Ltd. since May 13, 2002, the date of acquisition.

(2)
This information includes the operations of Nonius Group since April 1, 2001, the date of acquisition and reflects the initial public offering which occurred on December 14, 2001.

(3)
Reflects a three-month fiscal period resulting from a change in fiscal year from September 30 to December 31 in 1999.

(4)
The financial statements for 1999 and 1998 are presented on a combined basis due to the common ownership of Bruker AXS Inc. and Bruker AXS GmbH, the latter of which was formally acquired by the former in June 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected financial data" and our financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Factors Affecting Our Business, Operating Results and Financial Condition" and elsewhere in this annual report on Form 10-K.

OVERVIEW

        We are a leading worldwide developer and provider of advanced integrated X-ray systems which provide solutions for molecular and elemental analysis by X-ray diffraction and X-ray fluorescence. Our products, which have particular application in the drug discovery and materials science fields, provide our customers with the ability to determine the structure of specific molecules, such as proteins, and to characterize and determine the composition of materials. Our customers include biotechnology and pharmaceutical companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials analysis.

        Our new product introduction goal is to focus on the overall needs of our customers, providing them with complete solutions. Our plan includes providing turnkey systems with open architecture that permits our systems to interface with other hardware and software components in the customer's lab. A major strategy to accomplish this goal is to offer our customers a modular technology approach. Our modular approach permits us to provide individual customers with a customized application through varied combinations of existing product modules. By taking advantage of the modular capabilities of our technology, we can respond quickly to the changing technological needs of the market and of our customers without having to incur significant development expenses or delays. As we bring on systems with these new modular technologies, they typically replace systems with old technologies. Accordingly, this modular approach to introducing new systems helps sustain our revenue growth rates.

        We have experienced substantial fluctuations in our quarterly and annual results of operations, and we expect these fluctuations to continue. The amount and timing of our revenues and operating expenses may fluctuate significantly in the future as a result of a variety of factors. We face a number of risks and uncertainties encountered by early stage companies, particularly those in rapidly evolving markets such as the life science industry. We may not be able to successfully address these risks and difficulties. In addition, we are subject to foreign currency fluctuations.

        We are not affected by seasonal factors. Our systems sales are high-cost capital expenditures for customers, and the selling cycle may take from 6 to 24 months. The order fulfillment cycle also may take up to six months to design and build a system.

ACQUISTIONS

        Prior to September 1997, we did not engage in any significant business operations. In October 1997, Bruker BioSpin Corporation and Bruker Physik, two of our affiliates, purchased the analytical X-ray business of Siemens AG. Bruker BioSpin Corporation purchased the assets and assumed the liabilities of Siemens' U.S. business, which then became Bruker AXS Inc., and Bruker Physik purchased the stock of Siemens' German business, which business then became Bruker AXS GmbH.

        In June 1999, all of our shares were transferred from Bruker BioSpin Corporation to five individuals who were members of the controlling family of all of the Bruker companies. We then acquired all of the shares of Bruker AXS GmbH from Bruker Physik. The transaction represented an exchange between entities under common control and, accordingly, the assets acquired and liabilities assumed have been accounted for at historical cost in a manner similar to that of pooling-of-interests accounting. As a result of this acquisition, for periods prior to June 1999, our financial statements reflect the combined accounts of us and Bruker AXS GmbH. All significant intercompany transactions have been eliminated in the combined statements.

        In April 2001, we acquired Nonius B.V. and four of its affiliates ("Nonius") from Delft Instruments N.V., a Dutch company, for approximately $6.6 million in cash plus the assumption of approximately $1.8 million of debt and additional liabilities of $4.3 million. Nonius and its affiliates specialize in the development, production and marketing of products and services for single crystal X-ray diffraction. Accordingly, the Nonius operations were consolidated in the results since the date of the acquisition. As part of the acquisition, we entered into a services agreement with Delft Instruments to continue to provide various services to the acquired business. As of December 31, 2002, all of the services agreements were terminated.

        In conjunction with the acquisition of Nonius, we acquired certain in-process research and development ("IPR&D") projects. These projects included next generation high brilliancy optics and microsources, high brilliance rotating anode generator successors for biological crystallography, high sensitivity large area detector systems and next generation software for data acquisition and processing. At the time of the acquisition, these projects were in various stages of completion, ranging from 50% to 70%. The projects were expected to be completed during 2002 at an estimated cost of $0.6 million.

        The following table provides information regarding the current status of the acquired IPR&D projects as of December 31, 2002 (in thousands):

Acquired IPR&D Project	Estimated Cost to Complete at Time of Acquisition	Actual Costs Incurred as of December 31, 2002	Actual Completion Date
Optics and microsources	$231	$133	Q2 2002	(1)
Rotating anode generator	$154	$220	Q2 2002
Large area detector systems	$154	$231	Q3 2003
Software for data acqusition and processing	$77	$80	Q3 2003

(1)
The microsouces portion of the project was ceased.

        Although we believed these IPR&D projects, when completed, would provide value, we determined there was an absence of technological feasibility and alternative future use for this IPR&D at the time of acquisition. As such, we utilized a discounted probable future cash flows analysis to prepare a valuation of the fair value of IPR&D. We performed this cash flow analysis on a project by project basis and applied adjusted discount rates of 40%-45% to the projects' cash flow. We used financial assumptions based on pricing, margins and expense levels from those historically realized by Nonius and consistent with industry standards. Material net cash inflows from these projects were expected to begin in 2003. We were primarily responsible for estimating the fair value of the purchased in-process research and development. This valuation resulted in an estimate of the fair value of $3.6 million ($2.1 million, net of tax), which was charged to research and development expense immediately following the close of the transaction in the second quarter of 2001.

        We believe the projections used in performing the valuations are still appropriate; however, there can be no assurance that the projected results will be achieved. Failure to successfully develop and market these projects would result in the loss of the expected economic return inherent in the fair value allocation.

        In May 2002, we acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan company focused on X-ray analysis instrumentation, for $3.4 million including $0.3 million of cash plus the assumption of liabilities of $3.1 million. We believe this acquisition will result in both new product introductions as well as further penetration in the Japanese life science and advanced materials research markets. The results of the MAC Science operations have been included in our consolidated financial statements since the date of acquisition.

INITIAL PUBLIC OFFERING

        In December 2001, we completed an initial public offering of 9,000,000 shares of our common stock to the public, at a price per share of $6.50. We received net proceeds of $52.6 million. Upon the closing of the initial public offering, 5,625,000 shares of redeemable preferred stock converted into 6,923,077 shares of common stock (See "Notes to Financial Statements"). In January 2002, the underwriters of the initial public offering exercised an over-allotment option to purchase an additional 1,350,000 shares at $6.50 per share. We received net proceeds of $8.1 million.

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared to year ended December 31, 2001

Net sales

        Net sales for the year ended December 31, 2002 increased $21.7 million, or 26.3%, to $104.3 million compared to $82.6 million for the year ended December 31, 2001. Approximately $8.3 million of the increase was related to our X-ray diffraction systems; specifically, the market's acceptance of the D8 DISCOVER CC and D4 ENDEAVOR accompanied by strong sales of our existing D8 ADVANCE. In addition, the S4 PIONEER, an X-ray fluorescence system, was introduced in the fourth quarter of 2001 and has resulted in an increase in sales of $4.7 million. Approximately $4.7 million of the increase in sales related to our acquisition of MAC Science. The remainder of the increase was due primarily to a $3.2 million increase in aftermarket and other sales. Aftermarket and other sales consist of extended warranty and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. Currency fluctuations on net sales for the year ended December 31, 2002 had a favorable impact of $3.4 million, or 4.1%, on our revenues.

Cost of sales

        Cost of sales for the year ended December 31, 2002 increased $12.0 million, or 23.6%, to $63.1 million compared to $51.1 million for the year ended December 31, 2001. The cost of sales increase was due to the overall growth in system sales. In addition, approximately $2.8 million of this increase was due to the acquisition of MAC Science. Further, currency fluctuations increased our cost of sales by approximately $2.1 million as compared to the prior year. The gross margin on sales was 39.5% in 2002 compared to 38.2% in 2001. The improvement in gross margin was driven particularly by improved performance in our APEX and PROTEUM single crystal diffraction product lines. In addition, our redesign to cost initiatives improved our margins in our X-ray diffraction systems, particularly our D8 products.

Research and Development

        Research and development expenses for the year ended December 31, 2002 increased $2.2 million, or 27.9%, to $9.9 million from $7.7 million for the year ended December 31, 2001. Approximately $1.7 million of the increase was due to the expansion of research and development projects, specifically material purchases for these projects. In addition, research and development expenses increased by $0.5 million due to the acquisition of MAC Science. Currency fluctuations increased research and development expenses by $0.3 million. As a percentage of net sales, research and development expenses increased to 9.5% for the year ended December 31, 2002 from 9.4% for the year ended December 31, 2001.

        For the year ended December 31, 2001, there was a $3.6 million charge resulting from the write-off of in-process research and development costs related to the acquisition of Nonius in April 2001. There were no such charges in the year ended December 31, 2002.

General and Administrative

        General and administrative expenses for the year ended December 31, 2002 increased $3.0 million, or 56.0%, to $8.3 million from $5.3 million for the year ended December 31, 2001. Approximately $1.7 million of the increase was due to costs related to being a public company, including insurance, legal fees, filing fees and other costs. In addition, approximately $0.5 million of this increase related to the acquisition of MAC Science. Currency fluctuations increased general and administrative expenses by $0.2 million. As a percentage of net sales, general and administrative expenses were 7.9% for the year ended December 31, 2002 compared to 6.4% for the year ended December 31, 2001.

Marketing and Selling

        Marketing and selling expenses for the year ended December 31, 2002 increased $4.5 million, or 27.1%, to $21.3 million from $16.8 million for the year ended December 31, 2001. The increase was due primarily to an increase in sales commissions and employee costs due to higher sales levels. In addition, approximately $0.9 million of this increase related to the acquisition of MAC Science. Currency fluctuations increased marketing and selling expenses by $0.8 million. As a percentage of net sales, marketing and selling expenses were 20.5% for the year ended December 31, 2002 compared to 20.3% for the year ended December 31, 2001.

Restructuring Charge

        In the third quarter of 2002, we implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, we recorded a restructuring charge of approximately $1.8 million ($1.0 million, net of tax).

        Of the total restructuring charge, approximately $0.5 million related to involuntary and voluntary employee termination benefits for personnel reductions in all operating areas. Under the restructuring program, we reduced our workforce by approximately 19 employees, or approximately 5% of the total workforce in the United States, Germany and United Kingdom. The restructuring charge also included approximately $0.7 million for the write-off of property and equipment as a result of ceasing production at a facility located in the United Kingdom. Beginning in the fourth quarter of 2002, all products that were produced in the United Kingdom are being produced at the production facility in Germany. In addition, approximately $0.5 million of the restructuring charge consisted of penalties for terminating contracts for outsourced inventory and information technology services which we now provide internally. The remaining $0.1 million consisted of engineering inventory that was written off as a result of the termination of a research and development project.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of December 31, 2002 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance of accrual as of December 31, 2002	$390	$—	$313	$—	$703

        We expect the remaining accrual for the contractual obligations to be paid by the end of 2004. Due to the impact of certain German regulatory requirements applicable to the benefits of our German employees, the workforce reduction accrual will not be fully paid until 2008.

Interest (income) expense

        Interest income for the year ended December 31, 2002 increased $0.3 million, or 55.8%, to $0.8 million compared to $0.5 million for the year ended December 31, 2001. The increase was due to higher investment balances derived from proceeds of our initial public offering, although this was partially offset by lower interest rates. Additionally, interest expense for the year ended December 31, 2002 decreased by $0.2 million, or 24.8%, to $0.5 million compared to $0.6 million for the year ended December 31, 2001. The decrease was due to a reduction of our related party debt through use of the proceeds from our initial public offering, although the decrease was partially offset by increased third party debt with higher interest rates.

Other (income) expense

        Other income for the year ended December 31, 2002 increased $1.9 million to income of $1.6 million compared to expense of $0.3 million for the year ended December 31, 2001. The increase was primarily due to the weakening of the U.S. dollar against the euro. As a result, we recorded $1.1 million in foreign currency gains on our euro denominated intercompany lines of credit for the year ended December 31, 2002 compared to a $0.2 million foreign currency loss for the year ended December 31, 2001. In addition, gains on foreign currency transactions increased $0.9 million. The increases in other income were offset by interest rate and currency fluctuations on our derivative financial instruments resulting in a decrease of $0.1 million in other income.

        In July 2002, we restructured our euro denominated intercompany lines of credit given that settlement is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations is no longer recorded in other expense (income) within that statement of operations, but instead is recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. We recorded a gain of $0.4 million within accumulated other comprehensive income (loss) between July and December 2002 for euro denominated intercompany lines of credit.

Write-down of investments in other companies

        In the fourth quarter of 2002, we recorded an impairment loss of $1.3 million on investments in two unaffiliated proteomics companies. We believe that these investments have been negatively impacted by the continued decline in the capital markets and the economic environment in which the investees operate. As these investments are not publicly traded, we performed valuations on both of the investments. The valuations were based on the Black-Scholes option pricing theory to determine the fair value of the investees' equity. The valuations were then adjusted to reflect market conditions and equity values of comparable companies.

Income tax expense (benefit)

        Income tax for the year ended December 31, 2002 increased by $1.7 million, or 174.1%, to $0.7 million compared to a tax benefit of $1.0 million for the year ended December 31, 2001. Our effective tax rate was 137.8% for the year ended December 31, 2002 and 41.3% for the year ended December 31, 2001. The increase in our effective tax rate was primarily due to recording a valuation allowance on our deferred tax assets for the write-down of investments in other companies and foreign tax credits. Excluding the write-down of investments in other companies our effective tax rate would have been 39.4% for the year ended December 31, 2002. In addition to the valuation allowance, the difference between the statutory tax rate and the effective tax rate was primarily due to research and development credits and state income taxes for the year ended December 31, 2002.

Minority interest

        In February 2002, we contributed $22,000 of cash to Incoatec GmbH, a German entity, which resulted in a 51% ownership. The $59,000 increase in minority interest in subsidiary represents the minority shareholders' proportionate share of net income for the year ended December 31, 2002.

Change in accounting principle

        We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," in the first quarter of 2002. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. We completed the transitional impairment tests in the third quarter of 2002, which resulted in recording an impairment loss of $1.0 million ($0.6 million, net of tax). In accordance with the transition provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

        The goodwill impairment loss related to our Nonius subsidiary, which was acquired in April 2001. Changes in the market and economic conditions since the date of acquisition have resulted in an impairment of goodwill allocated to Nonius.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net sales

        Net sales for the year ended December 31, 2001 increased $14.5 million, or 21.3%, to $82.6 million compared to $68.1 million for the year ended December 31, 2000. Approximately $6.5 million of this increase related to the acquisition of Nonius. Approximately $1.6 million of this increase related to the introduction of our new APEX and D4 products which were favorably received by the market. The remainder of the net sales increase was attributable to increased market acceptance of existing products. Furthermore, the addition of new sales offices and increased marketing efforts in newer regions also favorably impacted net sales. The increase in net sales was mitigated by currency fluctuations experienced in 2001, which effectively reduced our U.S. reporting revenues by approximately $2.6 million. Although third quarter net sales were negatively affected from general business interruption immediately following the September 11, 2001 terrorist attacks, all sales which had been delayed were recognized by December 31, 2001.

Cost of sales

        Cost of sales for the year ended December 31, 2001 increased $7.8 million, or 18.1%, to $51.1 million compared to $43.3 million for the year ended December 31, 2000. Approximately $5.0 million of this increase was due to the addition of Nonius' operations in 2001. The increase in cost of sales also includes approximately $0.6 million of additional costs. The introduction of new automation products accounted for approximately $0.2 million of additional cost and scrap accounted for approximately $0.1 million. We also incurred $0.3 million of unfavorable variances for labor underabsorption due to travel restrictions subsequent to the September 11, 2001 terrorist attacks; some of our labor force was not fully utilized because they were unable to travel to customers to install and service our products. The remainder of the cost of sales increase was due primarily to the overall growth of the number of system sales. The gross margin on sales was 38.2% in 2001 compared to 36.5% in 2000. The increase in gross margin was primarily driven by product mix changes and cost reductions. Specifically, we sold more single crystal diffraction and materials science systems, which have higher margins. The cost reductions were the result of standardizing production processes at all manufacturing locations.

Research and development

        Research and development expenses for the year ended December 31, 2001 increased $5.4 million, or 91.6%, to $11.3 million (including in-process research and development costs) compared to $5.9 million for the year ended December 31, 2000. Approximately $3.6 million of this increase was due to the write-off of in-process research and development costs related to the acquisition of Nonius. As a percentage of net sales, research and development expenses increased to 13.7% for the year ended December 31, 2001 from 8.7% for the year ended December 31, 2000. If we eliminate the effect of the Nonius acquisition, the research and development expenses as a percentage of net sales in the year ended December 31, 2001 would have been 9.0%. This increase in research and development expenses as a percentage of net sales was due to an expansion of research and development projects, which included increases in personnel, materials and supplies.

General and administrative

        General and administrative expenses for the year ended December 31, 2001 increased $2.6 million, or 94.6%, to $5.3 million compared to $2.7 million for the year ended December 31, 2000. Approximately $0.5 million of this increase related to the Nonius acquisition. Approximately $0.3 million related to the addition of four new sales distribution subsidiaries. As a percentage of net sales, general and administrative expenses were 6.4% for the year ended December 31, 2001 compared to 4.0% for 2000. This increase in general and administrative expenses as a percentage of net sales was due to an expansion of administrative functions, additional systems consulting costs and increased executive management expense.

Marketing and selling

        Marketing and selling expenses for the year ended December 31, 2001 increased $2.7 million, or 19.0%, to $16.8 million compared to $14.1 million for the year ended December 31, 2000. Approximately $0.1 million of this increase was due to the addition of new sales distribution subsidiaries. Approximately $1.3 million was due to the addition of Nonius' operations. The remainder of the increase was due primarily to additional advertising and trade show expense related to product promotions. As a percentage of net sales, marketing and selling expenses were 20.3% for the year ended December 31, 2001 compared to 20.7% for the year ended December 31, 2000.

Interest expense (income)

        Interest expense decreased $0.8 million, or 85.5%, to $0.1 million for the year ended December 31, 2001 compared to $0.9 million for the year ended December 31, 2000. The decrease was due to our reduction of $16.9 million of debt using the proceeds from our sale of preferred stock and common stock. Additionally, we recognized interest income of $0.5 million and $0.1 million for the year ended December 31, 2001 and 2000, respectively. The increase in interest income was primarily the result of cash received from our preferred stock and common stock offerings.

Other expense (income)

        We recognized $0.3 million of other expense for the year ended December 31, 2001 and $0.1 million of other income for the year ended December 31, 2000. The decrease in 2001 of $0.4 million was primarily due to the effect of foreign currency fluctuations.

Income tax (benefit) expense

        Income tax for the year ended December 31, 2001 was a tax benefit of $1.0 million compared to a tax expense of $0.5 million for the year ended December 31, 2000. Our effective tax rate was 41.3% for the year ended December 31, 2001 and 41.4% for the year ended December 31, 2000. The difference between the statutory tax rate and the effective tax rate was primarily due to research and development credits and state income taxes for the years ended December 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, we had cash and cash equivalents of $52.7 million and working capital of $72.4 million. Historically, we have financed our growth through a combination of debt financing and the issuance of our common and preferred stock.

        During the year ended December 31, 2002, we generated $0.7 million of cash from operating activities. This was primarily due to our accounts receivable and inventories growing at a slower rate than our sales volume. We have made improvements in our cash collection efforts for accounts receivable and have more efficiently managed our inventories by reducing our lead times. During the latter half of 2002 and as part of our restructuring, we focused on inventories on a facility-by-facility basis. Inventory management will continue to be an area of focus in 2003 as we look at inventory management on a global basis. Our improvements in accounts receivable and inventories were offset by decreases in other current liabilities, primarily customer advances. During the year ended December 31, 2001, we used $2.1 million of cash in operating activities. Our use of cash was primarily due to increases in accounts receivable and inventories related to sales growth. These increases were partially offset by increases in current liabilities, primarily comprised of customer advances. During the year ended December 31, 2000, we generated $1.2 million in cash flow from operations. This was due to increased current liabilities and the elimination of restricted cash. Specifically, accrued warranty increased due to an increased number of systems in the field and compensation liabilities increased due to the growth of our business. Restricted cash decreased due to a reduction in the number of customers requiring bank guarantees. These increased current liabilities and the elimination of restricted cash were partially offset by increased accounts receivable and decreased accounts payable.

        Cash flows used for investing activities totaled $13.1 million for the year ended December 31, 2002, $9.7 million for the year ended December 31, 2001 and $2.0 million for the year ended December 31, 2000. Investing activities include capital expenditures, acquisitions and investments in other companies.

        Cash used for capital expenditures was $12.8 million for the year ended December 31, 2002, $2.4 million for the year ended December 31, 2001 and $2.0 million for the year ended December 31, 2000. We made these capital expenditures to improve productivity and expand manufacturing capacity. In February 2002, we purchased our Karlsruhe, Germany facility, land and adjacent lot for approximately $7.0 million. Following the purchase of this facility, we expended approximately $0.6 million to expand this facility. In addition, we moved our operations in the Netherlands and Japan to new facilities which resulted in approximately $1.4 million and $0.5 million of capital expenditures, respectively. The remaining capital expenditures consisted primarily of computer equipment and software purchases and development costs. In addition to capital expenditure during 2002, we acquired MAC Science for net cash of $0.3 million. During 2001, we acquired Nonius for $6.2 million, net of cash acquired and made cash investments of $1.0 million in connection with two strategic alliances. No material capital expenditure commitments were outstanding as of December 31, 2002. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and to support our growth.

        For the year ended December 31, 2002, cash flow provided from financing activities totaled $15.5 million and included primarily net proceeds from the issuance of common stock and long-term debt. In 2002, the underwriters of our initial public offering exercised an over-allotment option. As a result, we issued and sold 1,350,000 shares of our common stock for $8.1 million, net of issuance costs. We also issued $8.2 million of long-term debt for the purchase of our Karlsruhe, Germany facility and for operating needs at our facilities in Japan and our majority-owned subsidiary, Incoatec. Further, we received $0.9 million of borrowings from our lines of credit. We used cash in financing activities of $1.1 million for purchases of our common stock, $0.3 million for the repayment of related party debt and $0.4 million for the repayment of long-term debt. For the year ended December 31, 2001, cash flows provided by financing activities totaled $58.2 million and included primarily net proceeds from the issuance of preferred stock and common stock of $22.3 million and $52.6 million, respectively, as discussed below. These cash inflows from financing activities were partially offset by net debt repayments of $16.7 million. On January 16, 2001, we authorized and sold 5,625,000 shares of Series A convertible preferred stock generating proceeds of $22.3 million, net of issuance costs. We used these proceeds for working capital needs, retirement of approximately $5.8 million of debt and the purchase of Nonius. On December 14, 2001, we issued and sold 9,000,000 shares of our common stock for $52.6 million, net of issuance costs in conjunction with our initial public offering. Upon the closing of the offering, all 5,625,000 shares of our redeemable preferred stock converted into 6,923,077 shares of common stock.

        Currently, we have both long-term and short-term debt outstanding. As of December 31, 2002, our long-term debt from banks in the U.S., Germany and Japan totaled $10.6 million. The interest rates on our long-term debt ranges for 1.19% to 4.90%. As of December 31, 2002, we also had short-term borrowings of $1.8 million on our lines of credit. We had unused borrowings under our lines of credit of approximately $3.7 million. The interest rate on our short-term borrowings outstanding ranged from 1.50% to 6.50%.

        In connection with some of our outstanding debt, we are required to maintain a financial ratio and other criteria. Additionally, we are subject to some restrictive covenants that require bank consent. As of December 31, 2002, the latest measurement date, we were in compliance with all covenants. If we were in default on any of these provisions, it could require repayment of the amounts outstanding (approximately $2.2 million as of December 31, 2002). We also have bank guarantees on our customer advances which impact the availability on our lines of credit.

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least the end of 2004. Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes and competition and technological developments in the market.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are included in the following table as of December 31, 2002 (in thousands).

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$1,813	$1,813	$—	$—	$—
Operating lease obligations	4,308	1,147	2,509	652	—
Long-term debt	10,560	1,240	3,679	1,038	4,603
Pension	4,858	—	—	—	4,858
Other commitments	703	298	223	120	62

Total	$22,242	$4,498	$6,411	$1,810	$9,523

        Disclosures regarding these obligations are located in our Financial Statements included in this Annual Report on Form 10-K.

TRANSACTIONS WITH RELATED PARTIES

        We are affiliated, through common shareholders, with several other entities which use the Bruker name. We have entered into a sharing agreement with our affiliates which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        Sales to related parties which are not subsidiaries of Bruker AXS Inc. are included in the consolidated financial statements. Such related parties are affiliated sales offices in countries in which we do not have our own distribution network. As such, these sales were primarily for resale of our products only. Sales to related parties are at commercially reasonable arm's length conditions and pricing. These sales amounted to $10.8 million, $5.2 million and $14.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        We share various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $0.3 million, $0.6 million and $0.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

        Our accounting policies are disclosed in our Notes to Financial Statements in this Annual Report on Form 10-K. There have been no material changes to these policies during the year ended December 31, 2002. The more critical of these policies are described in the following paragraphs.

        Revenue Recognition—We continued to recognize revenues primarily when products are accepted by our customers, except when sold through a non-consolidated affiliate or distributor that assumes responsibility for installation, in which case the system sale is recognized upon shipment. Revenue from accessories and parts is recognized upon shipment, and revenue from services is recognized when performed. Our revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In addition, warranty costs are estimated and accrued at the time of sale, as appropriate.

        Customer Advances—We require an advance deposit under the terms and conditions of contracts with certain customers. These deposits are recorded as a liability until revenue is recognized on the specific contract. We continued to apply the same policy at December 31, 2002 as we have in the past.

However, the realization of revenue is dependent on our ability to satisfy customer needs and our ability to continue manufacturing operations.

        Cash and Cash Equivalents—We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents primarily include cash on hand, money market funds, municipal notes and time deposits. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of 90 days or less at time of purchase. Certain of these investments represent off-shore deposits which are not insured by the FDIC or any other United States government agency. Cash and cash equivalents are carried at cost, which approximates fair market value. Our portfolio of investment grade, liquid debt securities limits the amount of credit exposure to any one issue or issuer.

        Inventories—We value inventories primarily at standard cost or average cost which approximates the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed later under "Factors Affecting Our Business, Operating Results and Financial Condition," our inventories are subject to rapid technological change. Any of these factors, or certain additional actions, could impact the valuation of our inventory. We continued to use the same techniques to value our inventory as we have in the past. Any technological changes potentially impacting the value of our inventory are considered when determining the lower of cost or market valuations. In addition, we evaluate our ending inventories for estimated excess quantities. This evaluation includes analyses on the historical and projected movement of the inventory-on-hand.

        Accounts Receivable—We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. We continued to apply the same techniques to compute this allowance at December 31, 2002 as we have in the past. These techniques include recording a specific allowance when we become aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us. For other customers, we may recognize an allowance based on the length of time the receivables are past due. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer which could change rapidly and without advance warning.

        Investments in Other Companies—We have investments in privately-held companies that are recorded at cost. We evaluate these investments for other-than-temporary impairment. This process of assessing whether the investments' net realizable value is less than its carrying cost requires a significant amount of judgment. We consider the investees' cash position, projections, financing needs and the current economic and industry environments. This evaluation is based on the information that we request from these privately-held companies. We may also have a third-party perform a valuation on the investees.

        Goodwill—We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. This standard requires that goodwill no longer be amortized, and instead be tested for impairment annually. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our reporting units with goodwill, for the purposes of our 2002 financial statements, we made estimates and judgments about the future cash flows of these reporting units. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our company. When our estimated fair value is less than our carrying value, we are required to estimate the fair value of all identifiable assets and liabilities in a manner similar to a purchase price allocation for an acquired business.

        Pension Plan—We have a pension plan for our Bruker AXS GmbH employees. Our benefit obligation under this plan is dependent on certain assumptions used by actuaries in calculating such amount. These assumptions include salary growth, discount rates and other factors. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions could increase or decrease our pension obligation.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first three months of 2002, the U.S. dollar continued to strengthen against the euro. However, this trend reversed as the U.S. dollar weakened against the euro during the remaining three quarters. This had a significant impact on our consolidated revenue growth rate of $3.4 million, or 4.1%, as expressed in U.S. dollars. In 2001, the U.S. dollar was moderately strong against the euro and thus had minimal impact on the consolidated revenue growth rate. In addition, the currency fluctuations resulted in accumulated foreign currency translation gains (losses) of $1.5 million and ($0.5) million at December 31, 2002 and 2001, respectively. These gains (losses) are included as a component of accumulated other comprehensive income (loss).

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At December 31, 2002 and 2001, there were no foreign currency forward contracts outstanding. There also were no material non-functional currency denominated financial instruments, which would expose us to foreign exchange risk, outstanding at December 31, 2002 or 2001.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange (gains) losses were ($1.9) million, $0.2 million and ($0.2) million, for the years ended December 31, 2002, 2001 and 2000, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income (loss) account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or ($0.9) million, respectively.

        During the first half of 2002, we also had euro denominated intercompany lines of credit that impacted transaction gains and losses. However, on July 12, 2002, we restructured our intercompany debt given that settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations is no longer recorded in other expense (income) within the statement of operations but instead is recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. We recorded a gain of $0.4 million within accumulated other comprehensive income (loss) for euro denominated intercompany lines of credit between July and December 2002. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1.3 million or ($1.0) million, respectively.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates and from our cash equivalents. Our objective in managing our exposure to interest rates is to decrease volatility that interest rate fluctuations might have on earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt, as determined by management, that is subject to variable interest rates.

        In the U.S., we entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this arrangement was to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.60%. We pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive income (loss). The fair value of the instrument was a liability of $133,000 and $42,000, net of tax, at December 31, 2002 and 2001, respectively.

        In Germany, we have entered into financial instruments currently not designated as hedges. In April 2002, the Company entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap, which are currently not designated as hedges. The cross currency interest rate swap of 2 million euro secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. During the fiscal year ending September 30, 1999, the Company entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap, which are currently not designated as hedges. In addition, the Company acquired a financial instrument, which terminated in the fourth quarter of 2001, with its acquisition of Nonius. By entering into these speculative contracts the Company obtained the right to borrow money at low rates of interest. The Company continues to hold these speculative contracts until it elects to exercise the options to borrow the money.

        The notional amount of the financial instruments not designated as hedges was approximately $13.6 million and $7.3 million at December 31, 2002 and 2001, respectively. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market. The fair value of the instruments depreciated $264,000, $164,000 and $147,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The fair value of the instruments was a (liability) asset of ($315,000) and $1,000 as of December 31, 2002 and 2001, respectively.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation has had a material impact on our business or operating results during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. We elected not to early adopt SFAS No. 146. The adoption of this statement will not have a material effect on the results of operations or financial position.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provision apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not affect our historical financial statements and we believe that this interpretation will not have a material effect on our results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the annual disclosure provisions of SFAS No. 148 in 2002. We will continue to apply the disclosure only provisions of both SFAS No. 123 and SFAS No. 148.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

        The following risk factors should be considered in conjunction with the other information included in this report. This report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, we identify the following risk factors which could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

If our products fail to achieve and sustain sufficient market acceptance, our business may be significantly harmed.

        The commercial success of our products depends on market acceptance of our products by biotechnology and pharmaceutical companies and research laboratories. We have only recently commercially launched a number of our current products, and many of these products have achieved only limited sales. We may fail to achieve market acceptance of our newer products or sustain substantial market acceptance of our already established products. Any failure of this nature could materially harm our business. In order to expand, we must convince substantial numbers of pharmaceutical and biotechnology companies and other laboratories to replace their existing X-ray or other techniques with the X-ray technologies employed by our systems. Our systems utilize sophisticated instruments, and many have significant purchase prices. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs associated with replacing their existing systems with our products. We also may not be able to convince our customers that our systems are an attractive and cost-effective alternative to other technologies and systems. Because of these and other factors, our products may fail to gain or sustain market acceptance.

If we are not able to respond to the rapid technological change characteristic of our industry, we may fail to maintain market share and our business may suffer.

        Rapid technological change and frequent new product introductions characterize the market for life science and related discovery tools. Rapidly changing technology could make some or all of our product lines obsolete. Because substantially all of our products are based on X-ray technologies, we are particularly vulnerable to any technological advances that would make X-ray technologies obsolete in any of our markets. In addition, we may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our business, results of operation and financial condition could be materially harmed.

If we are unable to recover significant development costs of one or more of our products or product lines, our business, results of operations and financial condition may suffer.

        We offer and plan to offer a broad product line and incur and expect to incur substantial expenses for the development of new products and enhanced versions of our existing products. To meet the evolving needs of our customers, we must rapidly and continually enhance our products and services and develop new products and services. Our business model calls for us to derive a significant portion of our revenues each year from products that did not exist in the previous two years. However, we may experience difficulties which may delay or prevent the successful development, introduction and marketing of new products or product enhancements. The speed of technological change in life science and other related markets we serve may prevent us from successfully marketing some or all of our products for the length of time required to recover their often significant development costs. If we fail to recover the development costs of one or more products or product lines, our business, results of operations and financial condition could be harmed.

If the proteomics market does not grow as expected, we may not meet our growth expectations.

        We expect the proteomics market to fuel the growth of a significant portion of our business. We have invested and expect to continue to invest significant time and resources in the development of new products for this market. If this new and still evolving market does not grow and become established, we may not realize the expected profit from these research and development expenditures. If this market for our products does not grow, our expected growth rate could decline substantially, which could have a material adverse impact on our business, results of operations or financial condition. If we do not address our substantial competitive pressures, our revenues and profitability may suffer. In each market, for each of our products, we face substantial competition from competitors who offer products based on X-ray technology as well as from those employing alternative technologies. We expect that competition in our markets will increase significantly, especially as more biotechnology and pharmaceutical companies adopt automated high throughput instruments as tools for drug discovery, drug development and related areas. Our competitors may develop or market products that are more effective or more commercially attractive than our current or future products or that may render our products obsolete. Many of our competitors have substantially greater financial, operational, marketing and technical resources than we do. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

        Our commercial success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the U.S. where patent applications are confidential, avoidance of patent infringement may be difficult. Various third-parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain the license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain the license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the U.S., these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

We may be involved in lawsuits to protect or enforce our patents that are brought by us which could be expensive and time consuming.

        In order to protect or enforce our patent rights, we may initiate patent litigation against third parties; and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and diverts our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

        Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our common stock.

If we are unable to effectively protect our intellectual property, third parties may use our technology, which could impair our ability to compete in our markets.

        Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products throughout the world. We seek patents to protect our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued, or which may be issued to us in the future, may not be sufficiently broad to prevent third parties from producing competing products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our proprietary technology, our ability to compete would be impaired.

        In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and strategic partners upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of this information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Furthermore, others may have developed, or may develop in the future, substantially similar or superior know-how and technology.

We have agreed to share our name and distribution channels with other entities under common control; if we lose the right to use our name or if our distribution channels are disrupted, our business could be materially harmed.

        We maintain a sharing agreement with 13 affiliated entities that allows us to share the Bruker name with these affiliated companies and their subsidiaries. We could lose the right to use the Bruker name if:

  •
  we declare bankruptcy;

  •
  we interfere with another party's use of the name;

  •
  we take a material action which materially detracts from the goodwill associated with the name; or

  •
  we suffer a major loss of our reputation in our industry or marketplace.

        The loss of the Bruker name could result in a loss of goodwill, brand loyalty and sales of our products. We also share some distribution channels with many of these affiliates, primarily in secondary markets. Although we have dedicated X-ray sales and service staff in each of the distribution channels we share with affiliates, if we lose this dedicated service staff and if our affiliates' products receive distribution priority over our products, our distribution process could be impaired, resulting in lost sales which could harm our business.

We may be subject to substantial liability if our products malfunction or are misused.

        Due to the high-power, complex nature of our machines, malfunction or misuse of the machines could result in serious damage to property or injury to people. For example, our products utilize X-ray beams which could cause serious damage to biological tissue. While our systems contain protective devices designed to prevent harmful exposure to X-rays, our service personnel often override these protective devices to service and maintain the systems. In addition, some of our customers require the ability to avoid these protective devices. As a result, our personnel or our customers' personnel could be injured by exposure to X-ray beams and could sue us. Additionally, some of our products operate at very high electrical voltage. Misuse of these products could lead to damaging accidents such as fires. Lawsuits filed against us for personal or property damage could result in substantial liability which could harm our financial results.

If we fail to enter into and maintain effective collaborations, our product development may be stunted and our business may suffer.

        We collaborate with other companies and academic institutions on new technology and product development. Demand for our products will depend in part upon the extent to which these collaborations are successful in developing, or helping us to develop, new products and new applications for our existing products. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. If we fail to enter into or maintain appropriate collaboration agreements, or if any of these events occur, we may not be able to develop new products as planned, which could harm our business.

Any reduction in the capital resources or government funding of our customers could reduce our sales and harm our business.

        A significant portion of our sales are capital purchases by our customers. The spending policies of our customers could have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, unfavorable economic conditions and changes in the political climate. Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our biotechnology and other corporate customers may be limited by the availability of equity or debt financing. Any significant decline in capital expenditures by our customers could harm our business.

        We are dependent, both directly and indirectly, on the research and development spending patterns of the pharmaceutical, biotechnology, chemical and other industries, as well as upon the funding policies of various governments and government agencies. In addition, we make a substantial portion of our sales to non-profit entities, which are dependent on continued high levels of government support for scientific research. Any decline in this support could harm our business.

We may not be able to expand our sales and service staff to meet demand for our products and services.

        Our future revenue and profitability will depend on our ability to expand our marketing and sales force as well as our service and support team. Because our products are technical in nature, we believe that it is important in many cases for our marketing, sales and support staff to have scientific or technical expertise and experience. Competition for employees with these skills is intense. We may not be able to continue to attract and retain sufficient qualified sales and service people, and we may not be able to grow and maintain an efficient and effective sales, marketing and support department. If we fail to continue to attract or retain qualified people, our business could suffer.

We plan significant growth, and there is a risk that we will not be able to manage this growth.

        Our success will depend on the expansion of our operations. Effective growth management will place increased demands on our management, operational and financial resources. To manage our growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. Any new systems which we implement to facilitate our growth may have problems which could result in disruptions in our operations, financial or management systems. If we fail to manage our growth effectively, our business, results of operations and financial condition will be harmed.

We are dependent upon various key personnel and must recruit additional qualified personnel for a number of management positions.

        Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of the services of any member of our senior management, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. The chairman of our board of directors also is and has been chief executive officer and chairman of the board of directors of an affiliated, publicly traded company and a management officer of several affiliates, which reduces the time and attention he can devote to our management. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel is intense, particularly in the areas of information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

We are dependent in our operations upon a limited number of suppliers.

        We currently purchase key components used in our X-ray systems from several preferred suppliers. Although we maintain secondary suppliers, our reliance on the preferred suppliers could result in delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. In particular, we obtain a very sophisticated chip for use in our CCD detectors from Fairchild Imaging, which to our knowledge is the only source of a chip of this size and quality. See "Business—Strategic Collaborations." Although we have secondary chip sources, we do not believe that any of these sources would currently be able to provide us with a similar chip of comparable quality. Any interruption in the supply of components could have an adverse effect on our business, results of operations and financial condition.

If we fail to expand our international presence, our revenue may not grow as expected.

        International sales account for, and are expected to continue to account for, a significant portion of our total revenues. International expansion will require that we hire additional personnel. If we fail to hire additional personnel or to develop and maintain relationships with foreign customers and partners, we may not be able to expand our international sales and could suffer decreased profits.

        International sales and operations are and will remain subject to a number of additional risks not typically present in domestic operations, including:

  •
  changes in regulatory requirements;

  •
  the imposition of government controls;

  •
  political and economic instability or conflicts;

  •
  the costs and risks of deploying systems in foreign countries;

  •
  limited intellectual property rights; and

  •
  the burden of complying with a wide variety of complex foreign laws and treaties.

        Our international operations are and will remain subject to the risks associated with the imposition of legislation and regulation relating to the import or export of high technology products or other similar areas. We cannot predict whether tariffs or restrictions upon the importation or exportation of our products will be implemented by the U.S. or other countries. If these tariffs or restrictions are imposed, our revenues or profits could suffer. We are also subject to the risks inherent in managing geographically distributed operations and personnel with disparate cultures.

Our results of income may be adversely affected when we exchange foreign currency received from international sales into U.S. dollars.

        A significant portion of our business is conducted in currencies other than the U.S. dollar, our reporting currency. As a result, currency fluctuations among the U.S. dollar and the foreign currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We recognize foreign currency gains or losses arising from our operations in the period incurred. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effects of exchange rate fluctuations upon our future operating results. To date, we have engaged in only limited hedging activities to reduce this risk.

Because we have subsidiaries and operations in countries outside the U.S., we are subject to various international tax risks which could adversely affect our earnings.

        We have numerous subsidiaries and operations outside the U.S., and we are subject to international tax risks. Distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are formed. If these foreign countries do not have income tax treaties with the United States or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. We could also be subject to being taxed twice on income related to operations in these non-treaty countries. Because we are unable to reduce the taxable income of one operating company by losses incurred by another operating company located in another country, we may have a higher foreign effective income tax rate than that of other companies in our industry. The amount of the credit that we may claim against our U.S. federal income tax for foreign income taxes is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

If we make acquisitions, we may fail to successfully integrate technologies, personnel and operations, which could impede revenue growth and harm our business.

        If appropriate opportunities become available, we may acquire additional technologies, products or businesses to expand our existing and planned product lines and technologies. These acquisitions would expose us to risks including:

  •
  the assimilation of new technologies, operations, sites and personnel;

  •
  the diversion of resources from our existing business and technologies; and

  •
  the inability to generate revenues to offset associated acquisition costs.

        Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt or additional expenses associated with the amortization of acquired intangible assets or potential business. Additionally, we recently acquired Nonius, a Dutch company, and are in the process of integrating its operations with ours. Integrating such a large acquisition presents logistical issues and can result in short-term disruption to our business. Our failure to successfully address these risks could harm our business, results of operations and financial condition. Also, there is no assurance that the benefits we expect to gain from the Nonius acquisition or from other acquisitions will be achieved.

Damages to our manufacturing facilities could adversely affect our ability to effectively operate our business.

        We maintain manufacturing facilities in Madison, Wisconsin, Delft, the Netherlands and Karlsruhe, Germany. Damage to any of these facilities due to fire, weather, earthquake or other natural disaster, power loss, unauthorized entry or other events could cause an interruption in the production of our products. A prolonged interruption in our manufacturing operations could have a material adverse impact on our ability to effectively operate our business. The insurance we have purchased may not be sufficient to cover any losses incurred.

Our operating results may fluctuate significantly, and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our common stock price.

        Our operating results have fluctuated in the past, and we expect that they will fluctuate in the future. Factors that could cause our operating results to fluctuate include, among other things, the timing of release and competitiveness of our products, disputes regarding patents or other intellectual property rights and currency fluctuations.

        If revenue declines in a period our earnings may decline because many of our expenses are relatively fixed in the short term. In particular, research and development and selling, general and administrative expenses are not directly affected by variations in revenue in a period.

        Due to volatile and unpredictable revenues and operating expenses, we believe that period-to-period comparisons of our results of operations may not be a good indication of our future performance. It is possible that, in some future periods, our operating results may be below the expectations of securities analysts or investors. In such event, the market price of our common stock could fluctuate significantly or decline.

Claims relating to improper handling, storage or disposal of hazardous or radioactive materials present at our facilities or properties could result in liabilities and be time consuming and costly to defend.

        We handle hazardous and radioactive materials in our business which are subject to federal, state, local and foreign environmental, health and safety laws and regulations. In addition, hazardous materials may have been released in the past at properties which we own or lease or may be released at properties to which we send waste for disposal. If we fail to comply with applicable laws and regulations, regulatory authorities could impose on us sanctions and penalties, which could be substantial. Moreover, we could be held strictly liable for damages relating to releases of hazardous or radioactive material, including the cost of cleanup and personal injury or property damages, and we may incur delays and increased costs in manufacturing our products and otherwise conducting our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference from the section labeled "Quantitative and Qualitative Disclosures of Market Risk" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Shareholders
of Bruker AXS Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Bruker AXS Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 11, to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 25, 2003

BRUKER AXS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$52,651	$48,787
Accounts receivable, net	20,803	17,207
Inventories	34,130	26,769
Prepaid expenses	1,028	809
Other current assets	876	952
Deferred income taxes	1,601	886

Total current assets	111,089	95,410
Property and equipment, net	20,706	8,151
Restricted cash	128	108
Goodwill, net	3,093	3,099
Intangible assets-trademarks and tradenames, net	250	250
Investments in other companies	700	2,000
Other assets	756	1,054
Deferred income taxes	2,329	2,018

Total assets	$139,051	$112,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,813	$242
Current portion of long-term debt	1,240	—
Related party debt—current	—	229
Accounts payable	11,073	7,416
Other current liabilities	24,587	20,901

Total current liabilities	38,713	28,788
Other long-term liabilities	517	95
Long-term debt	9,320	2,200
Accrued pension	4,858	3,437
Minority interest in consolidated subsidiary	80	—
Commitments and contingencies (Note 22)
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,180,338 and 54,830,338 shares issued at December 31, 2002 and 2001, respectively	562	548
Additional paid-in capital	87,169	79,135
Accumulated deficit	(2,448)	(1,575)
Treasury stock, at cost, 457,700 shares and 0 shares at December 31, 2002 and 2001, respectively	(1,096)	—
Accumulated other comprehensive income (loss)	1,376	(538)

Total shareholders' equity	85,563	77,570

Total liabilities and shareholders' equity	$139,051	$112,090

The accompanying notes are an integral part of these financial statements.

BRUKER AXS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$104,290	$82,588	$68,105
Cost of sales	63,114	51,063	43,252

Gross profit	41,176	31,525	24,853

Operating expenses:
Research and development	9,903	7,744	5,916
In-process research and development	—	3,590	—
General and administrative	8,265	5,298	2,723
Marketing and selling	21,340	16,792	14,111
Restructuring charge	1,767	—	—

Total operating expenses	41,275	33,424	22,750

Operating (loss) income	(99)	(1,899)	2,103
Other expense (income):
Interest income	(785)	(504)	(71)
Interest expense-third party	477	378	583
Interest expense-related party	2	259	404
Other (income) expense	(1,614)	314	(58)
Write-down of investments in other companies	1,300	—	—

Income (loss) before income taxes, minority interest in subsidiary and cumulative effect of change in accounting principle	521	(2,346)	1,245
Income tax expense (benefit)	718	(969)	516

(Loss) income before minority interest in subsidiary and cumulative effect of change in accounting principle	(197)	(1,377)	729
Minority interest in subsidiary	59	—	—

(Loss) income before cumulative effect of change in accounting principle	(256)	(1,377)	729
Cumulative effect of change in accounting principle, net of taxes	617	—	—

Net (loss) income	(873)	(1,377)	729
Convertible preferred stock accretion	—	833	—
Beneficial conversion feature	—	5,192	—

Net (loss) income available to common shareholders	$(873)	$(7,402)	$729

Basic and diluted earnings (loss) per share:
(Loss) income before cumulative effect of change in accounting principle, net of taxes	$0.00	$(0.19)	$0.02
Cumulative effect of change in accounting principle, net of taxes	(0.01)	—	—

Net (loss) income	$(0.02)	$(0.19)	$0.02

The accompanying notes are an integral part of these financial statements.

BRUKER AXS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1999	38,752,500	$388	$3,143	$(927)	$—	$(120)	$2,484
Stock compensation related to stock options issued to non-employees	—	—	17	—	—	—	17
Comprehensive (Loss) Income:
Net income	—	—	—	729	—	—	729
Foreign currency translation adjustments	—	—	—	—	—	(229)	(229)

Net comprehensive income							500

Balance at December 31, 2000	38,752,500	388	3,160	(198)	—	(349)	3,001
Stock compensation related to stock options issued to non-employees	—	—	229	—	—	—	229
Stock compensation related to modification of stock options	—	—	28	—	—	—	28
Preferred stock accretion	—	—	(833)	—	—	—	(833)
Issuance of common stock in initial public offering, net of issuance costs	9,000,000	90	52,515	—	—	—	52,605
Issuance of common stock for investments in other companies	154,761	1	999	—	—	—	1,000
Conversion of redeemable preferred stock to common stock	6,923,077	69	23,037	—	—	—	23,106
Comprehensive (Loss) Income:
Net loss	—	—	—	(1,377)	—	—	(1,377)
Foreign currency translation adjustments	—	—	—	—	—	(147)	(147)
Transition adjustment related to the adoption of SFAS No. 133, net of tax benefit of $14	—	—	—	—	—	(20)	(20)
Changes in fair value of financial instrument designated as a hedge of interest rate exposure, net of tax benefit of $15	—	—	—	—	—	(22)	(22)

Net comprehensive loss							(1,566)

Balance at December 31, 2001	54,830,338	548	79,135	(1,575)	—	(538)	77,570
Stock compensation related to stock options issued to non-employees			(160)				(160)
Stock compensation related to modification of stock options			71				71
Issuance of common stock, net of issuance costs	1,350,000	14	8,123				8,137
Purchases of treasury stock					(1,096)		(1,096)
Comprehensive (Loss) Income:
Net loss				(873)			(873)
Foreign currency translation adjustments						2,005	2,005
Changes in fair value of financial instrument designated as a hedge of interest rate exposure, net of tax benefit of $63						(91)	(91)

Net comprehensive income							1,041

Balance at December 31, 2002	56,180,338	$562	$87,169	$(2,448)	$(1,096)	$1,376	$85,563

The accompanying notes are an integral part of these financial statements.

BRUKER AXS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(873)	$(1,377)	$729
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	3,629	2,881	1,726
Deferred income taxes	(566)	(1,735)	241
Provision for doubtful accounts	201	(92)	146
Stock compensation	(89)	257	17
Write off of acquired in-process research and development	—	3,590	—
Cumulative effect of change in accounting principle	617	—	—
Minority interest in consolidated subsidiary	59	—	—
Non-cash portion of restructuring charge	844	—	—
Foreign currency exchange gain on intercompany loans	(1,122)	—	—
Write-down of investments in other companies	1,300	—	—
Changes in operating assets and liabilities:	—	—
Restricted cash	—	(108)	1,257
Accounts receivable	(1,654)	(5,315)	(3,571)
Inventories	(3,554)	(4,389)	(1,268)
Other assets and prepaid expenses	190	(1,809)	(179)
Accounts payable	2,413	1,955	(2,230)
Accrued pension	751	505	253
Other liabilities	(1,484)	3,510	4,122

Net cash provided by (used in) operating activities	662	(2,127)	1,243

Cash flows from investing activities:
Purchase of property and equipment	(12,849)	(2,434)	(2,003)
Investment in other companies	—	(1,000)	—
Acquisition of MAC Science Ltd.	(274)	—	—
Acquisition of Nonius Group, net of cash acquired	—	(6,235)	—

Net cash used in investing activities	(13,123)	(9,669)	(2,003)

Cash flows from financing activities:
Proceeds from/(repayment of) line of credit	858	(5,108)	634
Repayment of related party debt	(261)	(9,022)	(452)
Issuance of related party debt	—	180	1,409
Repayment of long-term debt	(363)	(2,747)	—
Issuance of long-term debt	8,162	—	—
Proceeds from issuance of common stock, net of issuance costs	8,137	52,605	—
Proceeds from issuance of preferred stock, net of issuance costs	—	22,273	—
Cash contributions from minority shareholders	21	—	—
Purchases of treasury stock	(1,096)	—	—

Net cash provided by financing activities	15,458	58,181	1,591

Effect of exchange rate changes on cash	867	(58)	(213)

Net increase in cash and cash equivalents	3,864	46,327	618
Cash and cash equivalents at beginning of year	48,787	2,460	1,842

Cash and cash equivalents at end of year	$52,651	$48,787	$2,460

Supplemental disclosure of cash flow information:
Cash paid for interest	$533	$791	$750
Cash paid for taxes	541	481	237
Noncash investing and financing activities:
Issuance of common stock for investments in other companies	—	1,000	—
Conversion of preferred stock to common stock	—	23,106	—
Convertible preferred stock accretion	—	833	—

The accompanying notes are an integral part of these financial statements.

BRUKER AXS INC.

NOTES TO FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

        Bruker AXS Inc. (the "Company") designs, manufactures, distributes and services systems and complete solutions in X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

        Prior to September 1997, the Company did not engage in any significant business operations. In October 1997, Bruker BioSpin Corporation, formerly Bruker Instruments, Inc, of Billerica, Massachusetts (USA) and Bruker Physik, of Karlsruhe (Germany), both affiliates of the Company, purchased the analytical X-ray business of Siemens AG. Bruker BioSpin Corporation purchased the assets and assumed the liabilities of Siemens' U.S. business for $3.9 million, which then became Bruker AXS Inc. Bruker Physik purchased the stock of Siemens' German business for $7.2 million, which then became Bruker AXS GmbH. The acquisition was accounted for as a purchase of which the fair value of the net tangible and identifiable intangible assets acquired approximated the purchase price of both acquisitions. These acquisitions were financed by third party loans.

        Effective June 8, 1999, all of the shares of Bruker AXS Inc. were transferred from Bruker BioSpin Corporation to the five shareholders of Bruker AXS Inc. who were members of the controlling family of all of the Bruker companies. Effective June 23, 1999, Bruker AXS Inc. acquired all of the shares of Bruker AXS GmbH from Bruker Physik AG for $169,000. Bruker Physik AG and Bruker BioSpin Corporation are considered commonly controlled entities. Therefore, the transactions represented an exchange between entities under common control and, accordingly, the assets acquired and liabilities assumed in both transactions have been accounted for at historical cost in a manner similar to a pooling-of-interests. Subsequent to these transactions, the financial statements include the consolidated accounts of Bruker AXS Inc. and its wholly- and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        In December 2001, the Company completed an initial public offering (Note 19).

2.    Summary of Significant Accounting Policies

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents primarily include cash on hand, money market funds, municipal notes and time deposits. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of 90 days or less at time of purchase. Certain of these investments represent off-shore deposits which are not insured by the FDIC or any other United States government agency. Cash and cash equivalents are carried at cost, which approximates fair market value.

Restricted cash

        The Company is required to maintain a restricted cash balance, which has been classified as non-current, as a guarantee for the lessor of the building located in Delft, The Netherlands throughout the lease term.

        In addition, certain customers require the Company to provide a bank guarantee on customer advances. Generally, the lines of credit facilitate this requirement, however, to the extent the required guarantee exceeds the local line of credit availability, the Company maintains current restricted cash balances.

Inventories

        Inventories are valued at standard costs, determined on a first-in, first-out basis, or average cost, which approximate the lower of cost or market.

        Inventories include demonstration equipment which the Company provides to current and potential customers and is considered available for sale. As of December 31, 2002 and 2001, demonstration equipment in inventory was $4,134,000 and $2,591,000, respectively. The Company amortizes its demonstration equipment over a three year period. Amortization expense for demonstration equipment was $1,589,000, $1,463,000 and $783,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Inventories include engineering inventory used in pre-production prototype units for which an alternative future use is available. As of December 31, 2002 and 2001, engineering inventory was $306,000 and $404,000, respectively. The Company amortizes its engineering inventory over a three year period. Amortization expense for engineering inventory was $169,000, $218,000, and $144,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Engineering inventory used in research and development activities or for which no alternative future use is available is expensed as incurred.

        Inventories also include systems that have been shipped to the Company's customers but not installed and accepted by the customer. As of December 31, 2002 and 2001 this inventory in transit was $3,014,000 and $2,696,000, respectively.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Building	30-39 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	5-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

        Expenditures which substantially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged against income as incurred. Gains and losses recognized on disposals are included in other expense (income) in the Consolidated Statements of Operations. Depreciation and amortization expense was $1,871,000, $1,077,000, $799,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company reviews property and equipment for impairment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets," whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are written-down to fair value when the carrying costs exceed this amount. Any impairment losses are determined based upon estimated future cash flows and fair values. To date, no such indicators of impairment have been identified.

Goodwill and other intangible assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. The impairment test consists of a comparison of the fair value of goodwill or an intangible asset with its carrying amount with any related impairment losses recognized in earnings when incurred. Under the transitional provisions of SFAS No. 142, the Company tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142 (Note 11). Prior to the adoption of SFAS No. 142, trademarks and tradenames and goodwill were amortized using the straight-line basis over 20 years. As of December 31, 2002 and 2001, accumulated amortization of trademarks and tradenames was $10,000. As of December 31, 2002 and 2001, accumulated amortization of goodwill was $114,000.

Investments in other companies

        Investments in other companies consist of two preferred equity security interests in unaffiliated proteomics companies. The securities do not have readily determinable fair values and the Company's ownership interest in each of these individual companies is less than 20%. Accordingly, these investments are accounted for under the cost method of accounting. This method requires the Company to periodically evaluate whether an other-than-temporary decrease in value of the investment has occurred, and if so, to write the investment down to its net realizable value. In the fourth quarter of 2002, the Company recorded a $1,300,000 write-down related to these investments (Note 21).

Customer advances

        The Company requires an advance deposit under the terms and conditions of contracts with certain customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Warranty costs and deferred revenue

        The Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one year warranty is accrued upon recognition of the sale and is included as a current liability. The Company also offers to its customers extended warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

        Changes in the warranty liability for the year ended December 31, 2002 are as follows (in thousands):

Warranty accrual at December 31, 2001	$2,440
Accruals for warranties issued during the period	3,465
Accruals related to pre-existing warranties	(9)
Accruals from acquisition	543
Settlements of warranty claims	(3,585)
Foreign currency impact	292

Warranty accrual at December 31, 2002	$3,146

Minority interest in consolidated subsidiary

        Minority interest in consolidated subsidiary of $80,000 on the balance sheet as of December 31, 2002 represents the minority common shareholders' proportionate share of the equity of Incoatec GmbH, a German entity. Minority interest in subsidiary of $59,000 on the statement of operations for the year ended December 31, 2002 represents the minority common shareholders' proportionate share of net income for the year. Incoatec GmbH has been a consolidated subsidiary since February 2002 when the Company contributed $22,000 of cash to this entity. The Company also guarantees approximately $121,000 of Incoatec GmbH's debt. As of December 31, 2002, the Company owned 51% of Incoatec GmbH.

Income taxes

        The Company provides for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive income (loss)

        Comprehensive income includes net (loss) income, a transition adjustment for the adoption of SFAS No. 133, changes in fair market value of financial instruments designated as hedges and foreign currency translation adjustments.

Foreign currency translation

        Assets and liabilities of foreign subsidiaries are translated into United States dollars at year-end exchange rates. Revenues, costs and expenses of foreign subsidiaries are translated at average exchange rates for each year. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income. Foreign exchange transaction gains and losses are included in other income (expense).

        During the first half of 2002, the Company had euro denominated intercompany lines of credit that impacted transaction gains and losses. However, on July 12, 2002, the Company restructured its intercompany debt. Settlement of the new loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other expense (income) within the statement of operations but instead are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. The Company recorded a gain of $440,000 within accumulated other comprehensive income (loss) for the euro denominated intercompany lines of credit between July and December 2002.

Revenue recognition

        Revenue is recognized from system sales when a product is accepted by the customer, except when sold through a non-consolidated Bruker affiliate or distributor that assumes responsibility for installation, in which case the system sale is recognized upon shipment. Revenue from accessories and parts is recognized upon shipment, and revenue from services is recognized when performed. The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which became effective during the fourth quarter of fiscal 2000 for the Company. The Company complies with the provisions of SAB 101. Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of goods sold.

        Revenue from software package sales represents less than 2% of total revenue and is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $1,065,000, $901,000 and $387,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and development

        Research and development costs are expensed as incurred.

Software development costs

        Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included within property and equipment and are amortized on a straight-line basis over a three- to five-year period beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed when incurred.

        The Company has also developed proprietary software that is a component of its products. It is the Company's policy to charge all software development costs for proprietary software to research and development expense until the establishment of technological feasibility of a particular application, which the Company defines as completion of a working model of one of its products. Upon such establishment of technological feasibility, all further software development costs on the same application would be capitalized. Software development costs eligible for capitalization have been insignificant and therefore have been charged to research and development expense as incurred.

Financial instruments

        The Company has from time to time engaged in derivative instruments (See Note 14). Those derivative instruments that are not effective hedges and are therefore considered speculative and are marked-to-market. The appreciation/depreciation of such instruments is included in other expense (income) in the Consolidated Statements of Operations.

Stock-based compensation

        The Company has a stock-based employee compensation plan, which is described more fully in Note 19. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost has been recognized for options granted to employees, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income (in thousands) and earnings (loss) per share if the Company had applied the fair value recognition provisions under SFAS No. 123, "Accounting for Stock-Based Compensation.

	Year Ended December 31,
	2002	2001	2000
Net (loss) income, as reported	$(873)	$(1,377)	$729
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(613)	(485)	(34)
Convertible preferred stock accretion	—	(833)	—
Beneficial conversion feature	—	(5,192)	—

Net (loss) income available to common shareholders, pro forma	$(1,486)	$(7,887)	$695

Earnings (loss) per share:
Basic and diluted, as reported	$(0.02)	$(0.19)	$0.02

Basic and diluted, pro forma	$(0.03)	$(0.20)	$0.02

        The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, compensation cost for the stock options granted to non-employees is measured at the fair value of the option at the date of grant and re-measured as the underlying options vest.

Accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes SFAS No. 143 will not have a material effect on its results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company elected not to early adopt SFAS No. 146. The adoption of this statement will not have a material effect on the results of operation or financial position.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provision apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not affect the Company's historical financial statements and the Company believes that the interpretation will not have a material effect on its results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148 in 2002. The Company will continue to apply the disclosure only provisions of both SFAS No. 123 and SFAS No. 148.

Reclassifications

        Certain reclassifications have been made to the financial statements of the prior year to conform to the current year presentation. Such reclassifications had no effect on net (loss) income or shareholders' equity as previously reported.

3.    Accounts Receivable

        Accounts receivable were comprised as follows (in thousands):

	December 31,
	2002	2001
Accounts receivable	$21,517	$17,660
Less allowance for doubtful accounts	(714)	(453)

Accounts receivable, net	$20,803	$17,207

4.    Inventories

        Inventories were comprised of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$10,460	$9,784
Work-in-process	9,895	6,263
Finished goods	10,652	7,483
Service parts	3,123	3,239

Total inventories	$34,130	$26,769

5.    Property and Equipment

        Property and equipment were comprised of the following (in thousands):

	December 31,
	2002	2001
Land	$4,167	$980
Building and leasehold improvements	9,888	3,030
Machinery and equipment	5,147	2,995
Computer equipment and software	3,866	2,275
Furniture and fixtures	3,996	2,754

	27,064	12,034
Less accumulated depreciation and amortization	(6,358)	(3,883)

Property and equipment, net	$20,706	$8,151

6.    Other Current Liabilities

        Other current liabilities were comprised of the following (in thousands):

	December 31,
	2002	2001
Customer advances	$7,572	$9,102
Accrued compensation	5,828	4,235
Accrued warranty	3,146	2,440
Deferred revenue	4,185	2,843
Other	3,856	2,281

Total other current liabilities	$24,587	$20,901

7.    Other Expense (Income)

        Other expense (income) was comprised of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Exchange (gains) losses on foreign currency transactions	$(1,878)	$150	$(205)
Depreciation of the fair value of financial instruments	264	164	147

Total other (income) expense	$(1,614)	$314	$(58)

8.    Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) was comprised of the following (in thousands):

	December 31,
	2002	2001
Foreign currency translation adjustments	$1,509	$(496)
Transition adjustment relating to the adoption of SFAS No. 133, net of taxes	(20)	(20)
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(113)	(22)

Total accumulated other comprehensive income (loss)	$1,376	$(538)

9.    Acquisitions

MAC Science Ltd.

        On May 13, 2002, the Company acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The results of the MAC Science operation have been included in the accompanying consolidated financial statements since the date of acquisition. It is anticipated that this acquisition will result in both new product introductions as well as further penetration in the Japanese life science and advanced materials research markets.

        The aggregate purchase price was $3,407,000, including $274,000 of cash plus the assumption of liabilities of $3,133,000.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

May 13, 2002
Inventories	$2,541
Property and equipment	41
Goodwill	825

Total assets acquired	3,407

Other current liabilities	(3,133)

Total liabilities assumed	(3,133)

Net assets acquired	$274

        The entire goodwill balance of $825,000 is expected to be deductible for tax purposes.

        In conjunction with the acquisition, the Company formulated a plan to relocate its manufacturing facility and 22 employees from Fukui, Japan to Yokohama, Japan. The Company completed these activities in the third quarter of 2002. As a result of completing these activities, the allocation of the purchase price was adjusted by $82,000 in the third quarter of 2002. Charges against the purchase accounting liabilities recorded in connection with these activities were as follows (in thousands):

	Facility Relocation	Employee Relocation	Total
Initial balance in second quarter of 2002	$196	$102	$298
Utilized	(164)	(65)	(229)
Adjustment	(40)	(42)	(82)
Currency impact	8	5	13

Balance as of December 31, 2002	$—	$—	$—

Nonius Group

        On April 10, 2001, the Company completed the acquisition of Nonius Group ("Nonius") in a transaction whereby the Company acquired the Nonius B.V. subsidiary, and four affiliates, of Delft Instruments N.V., a Dutch company. Nonius is a developer and manufacturer of single crystal X-ray diffraction equipment. The Company paid cash of approximately $6.2 million, net of cash acquired, plus the assumption of approximately $1.8 million of debt plus additional liabilities of $4.3 million. The acquisition was accounted for as a purchase in the second quarter of fiscal 2001 and, accordingly, the results of operations of Nonius for the period subsequent to the consummation of the acquisition are included in the accompanying financial statements. The excess of the purchase price over the fair value of the assets acquired of $3.2 million was recorded as goodwill. In the first quarter of 2002, the Company recorded an impairment loss of $1,046,000 ($617,000, net of tax) related to goodwill (Note 11).

        In conjunction with the acquisition of Nonius, the Company acquired certain in-process research and development ("IPR&D") projects. These projects included next generation high brilliancy optics and microsources; high brilliance rotating anode generator successors for biological crystallography; high sensitivity large area detector systems; and next generation software for data acquisition and processing. At the time of the acquisition, these projects were in various stages of completion, ranging from 50% to 70%. The projects were expected to be completed during 2002 at an estimated cost of $615,000. The high brilliancy optics and rotating anode generator projects were completed in 2002. Both the large area detector systems and software projects are expected to be completed in the third quarter of 2003.

        The Company had determined there was an absence of technological feasibility and alternative future use for this IPR&D. As such, the Company utilized a discounted probable future cash flows analysis to prepare a valuation of the fair value of IPR&D. The Company performed this cash flow analysis on a project by project basis and applied adjusted discount rates of 40%-45% to the projects' cash flow. The Company used financial assumptions based on pricing, margins and expense levels from those historically realized by Nonius and consistent with industry standards. Material net cash inflows from these projects are expected to begin in 2003. Management was primarily responsible for estimating the fair value of the purchased in-process research and development. This valuation resulted in an estimate of the fair value of $3,590,000 ($2,118,000, net of tax), which was charged to research and development expense immediately following the close of the transaction in the second quarter of 2001.

        The Bruker Nonius operations are located in Delft, The Netherlands. As part of the purchase agreement with Delft Instruments, Bruker Nonius entered into rental and service agreements for 20 months. The services provided by Delft Instruments included facility maintenance, telephone and systems networks, payroll and other handling. In May 2002, Bruker Nonius moved its operations from the Delft Instruments facility to a new facility in Delft, The Netherlands. As of December 31, 2002 and 2001, the rental and service fee recognized since the acquisition were $339,000 and $270,000. All services have been terminated as of December 31, 2002.

Unaudited Pro forma Information

        The following unaudited pro forma income statement information (in thousands, except per share data) assumes that the MAC Science and Nonius acquisitions had taken place as of the beginning of each of the periods presented, in accordance with SFAS No. 141, "Business Combinations."

	Year Ended December 31,
	2002	2001
Net sales	$110,821	$99,993
Income (loss) before cumulative of change in accounting principle	363	(1,091)
Net loss	(254)	(1,091)
Net loss available to common shareholders	(254)	(7,116)
Basic and diluted earnings (loss) per share	0.00	(0.18)

        The unaudited pro forma combined income statement information has been prepared for informational purposes only and may not be indicative either of the operating results that actually would have resulted had the acquisition been made at the beginning of the periods presented or of the operating results that may occur subsequent to the acquisition.

10.    Restructuring Charge

        In the third quarter of 2002, the Company implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1,767,000 ($1,043,000, net of tax).

        Of the total restructuring charge, approximately $459,000 related to involuntary and voluntary employee termination benefits for personnel reductions in all operating areas. Under the restructuring program, the Company reduced its total workforce by 19 employees, or approximately 5% of the total workforce in the United States, Germany and United Kingdom. The restructuring charge also included approximately $699,000 for the write-off of property and equipment as a result of ceasing production at a facility located in the United Kingdom. Beginning in the fourth quarter of 2002, all products that were produced in the United Kingdom are being produced at the production facility in Germany. In addition, approximately $464,000 of the restructuring charge consisted of penalties for terminating contracts for outsourced inventory and information technology services which the Company now provides internally. The remaining $145,000 consisted of engineering inventory that was written off as a result of the Company terminating a research and development project.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of December 31, 2002 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance of accrual as of December 31, 2002	$390	$—	$313	$—	$703

11.    Goodwill and Other Intangibles

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, in accordance with the provisions of SFAS No. 142, these assets will be tested for impairment annually, or on an interim basis when events or changes in circumstances warrant. Under the transitional provisions of SFAS No. 142, the Company tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. The Company completed the transitional impairment tests in the third quarter of 2002, which resulted in the Company recording an impairment loss associated with its Nonius reporting unit of $1,046,000 ($617,000, net of tax). The fair value of the reporting unit was based on projected discounted future net cash flows. In accordance with the transitional provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. Accordingly, net (loss) income and earnings (loss) per share would have been reported as follows (in thousands, except per share data):

	Three Months Ended March 31, 2002	Six Months Ended June 30, 2002
Reported net income	$310	$918
Less: impairment loss, net of tax	(617)	(617)

Adjusted net (loss) income	$(307)	$301

Basic and diluted earnings (loss) per share:
Reported net income	$0.01	$0.02
Less: impairment loss, net of tax	(0.01)	(0.01)

Adjusted net (loss) income	$(0.01)	$0.01

        Application of the non-amortization provisions of SFAS No. 142 reduced amortization expense by approximately $165,000 in fiscal 2002. The following sets forth a reconciliation of net income (loss) (in thousands) for the years ended December 31, 2002, 2001 and 2000 adjusted for the non-amortization provisions of SFAS No. 142:

	Year Ended December 31,
	2002	2001	2000
Reported net (loss) income	$(873)	$(1,377)	$729
Add back: goodwill amortization, net of tax	—	68	—
Add back: trademarks and tradenames amortization, net of tax	—	6	—

Adjusted net (loss) income	$(873)	$(1,303)	$729

        The non-amortization provisions of SFAS No. 142 had no impact on basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

Balance as of December 31, 2000	$—
Goodwill of acquired business	3,213
Amortization	(114)

Balance as of December 31, 2001	3,099
Goodwill of MAC Science acquisition	907
Transitional impairment loss	(1,046)
Purchase price adjustments	69
Currency impact	64

Balance as of December 31, 2002	$3,093

12.    Leases

        Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $1,540,000, $1,543,000, and $1,086,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum lease payments under non-cancelable operating leases at December 31, 2002 were as follows:

2003	$1,147,000
2004	968,000
2005	826,000
2006	715,000
2007	652,000

Total minimum lease payments	$4,308,000

13.    Debt

        The Company's non-related party debt obligations consisted of the following (in thousands):

	December 31,
	2002	2001
Japanese Yen bank loan at fixed rate of 1.50%, uncollateralized, quarterly principal payments of $84,000 and quarterly interest payments commencing in March 2003, due and payable through December 2005	$1,011	$—
Japanese Yen bank loan at fixed rate of 1.19%, uncollateralized, quarterly principal payments of $140,000 and quarterly interest payments commencing in June 2002, due and payable through June 2006	1,990	—
Euro bank loan at fixed rate of 4.90%, uncollateralized, monthly principal payments of $8,000 and quarterly interest payments commencing in February 2002, due and payable through February 2004	121	—
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (2.80% at December 31, 2002) plus 1.00%, collateralized by a building located in Karlsruhe, Germany, biannual principal payments of $150,000 and biannual interest payments commencing in April 2003, due and payable through October 2017	5,238	—
State of Wisconsin industrial revenue bonds at variable interest rate based on the Bond Market Association Municipal Swap Index (1.50% at December 31, 2002), collateralized by an irrevocable letter of credit, annual principal payments of various amounts commencing in December 2004 and monthly interest payments, due and payable through December 2013	2,200	2,200

Total long-term debt	10,560	2,200
Less: current portion of long-term debt	(1,240)	—

Total long-term debt, less current portion	$9,320	$2,200

        The industrial revenue bonds ("IRB") were entered into with the State of Wisconsin in 1999 in connection with the construction of the Company's building in Madison, Wisconsin. The Company has an interest rate swap which has been designated as a hedge. The Company pays a 4.60% fixed rate of interest and receives a variable rate of interest based on the Bond Market Association Municipal Swap Index. The contract has a $2,200,000 notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate in December 2013. The fair value of the swap, obtained from dealer quotes, is an unrealized loss of $224,000 and $71,000 at December 31, 2002 and 2001, respectively. Interest payments (receivable and payable) under the terms of the swap are accrued over the period and are treated as an adjustment to interest expense. The letter of credit is renewable upon mutual agreement of the Company and the financial institution. If the letter of credit is not renewed and the Company is unable to obtain a similar letter of credit with another financial institution, the IRB may be callable at the option of the bond trustee. The Company's outstanding letter of credit expires in December 2003 and is collateralized by substantially all of the assets of the Company. The letter of credit contains various financial and other covenants. The most restrictive covenant is a debt service coverage ratio. As of December 31, 2002, the Company was in compliance with the debt covenants.

        Annual maturities of long-term non-related party debt are as follows:

2003	$1,240,000
2004	1,407,000
2005	1,400,000
2006	872,000
2007	514,000
Thereafter	5,127,000

$10,560,000

        The Company maintains lines of credit at financial institutions in Germany, Japan and South Africa with an aggregate maximum credit amount of approximately $9.9 million and $7.2 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had borrowings of approximately $1.8 million and $0.0 million, respectively, and availability of approximately $3.7 million and $5.0 million, respectively. At December 31, 2002 and 2001, the Company had bank guarantees of $3.4 million and $2.2 million, respectively, for its customer advances. These guarantees affect the availability of its lines of credit. In addition, at December 31, 2002, the line of credit availability has been reduced by $1.0 million due to debt incurred by the Company's subsidiary in Japan. The line of credit with the German financial institution is utilized by the Company's subsidiaries in Germany and the Netherlands. For the German subsidiary, interest is paid monthly on outstanding borrowings based on the London Interbank Offered Rate for three-month deposits (LIBOR) plus 1% which was 3.87% at December 31, 2002. For the Netherlands subsidiary, the interest rate was 6.50%. For the lines of credit in Japan and South Africa, the interest rates were 1.50% and 14.0%, respectively at December 31, 2002. The weighted average interest rate on amounts outstanding at December 31, 2002 was 5.34%. The lines of credit have no maturity date and are uncollateralized.

        At December 31, 2001, the Company had a short-term loan with a financial institution for $242,000. The loan had an interest rate of 4.28% and was paid in full in February 2002.

14.    Financial Instruments

Cash and cash equivalents

        The fair values of cash and cash equivalents approximate their carrying values.

Short-term and long-term debt

        The fair values of short-term debt approximate their carrying values. The fair value of long-term debt, which was approximately $10,627,000 and $2,200,000 at December 31, 2002 and 2001, respectively, was determined using market interest rates and discounted future cash flows.

Derivative instruments and hedging activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders' equity (as a component of other comprehensive income (loss)), depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. In accordance with SFAS No. 133, the Company recorded a transition adjustment which resulted in an unrealized accumulated comprehensive loss of $20,000, net of tax, as of January 1, 2001.

        The Company's objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company uses a fixed rate agreement to adjust a portion of its debt, as determined by management, that is subject to variable interest rates. The Company designates this instrument as a cash flow hedge.

        The Company has an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index (ranging from 1.18% to 1.67% for the year ending December 31, 2002) on a $2.2 million notional amount. This contract is considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments related to its variable rate debt obligations. Accordingly, the fixed rate agreement is reflected at fair value in the Company's balance sheet and related gains or losses on this contract are deferred in shareholders' equity as a component of comprehensive income (loss). However, to the extent that this contract is ineffective in offsetting the change in interest cash flows being hedged, the ineffective portion would be immediately recognized in earnings. The amount recognized in earnings within the next twelve months is not expected to be significant. The fair value of the instrument was a liability of $224,000 and $71,000 ($133,000 and $42,000, net of tax), at December 31, 2002 and December 31, 2001, respectively. The fair values were obtained from dealer quotes.

        In April 2002, the Company entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap, which are currently not designated as hedges. The cross currency interest rate swap of 2 million euro secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk.

        During the fiscal year ending September 30, 1999, the Company entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap, which are currently not designated as hedges. In addition, the Company acquired a financial instrument, which terminated in the fourth quarter of 2001, with its acquisition of Nonius. By entering into these speculative contracts the Company obtained the right to borrow money at low rates of interest. The Company continues to hold these speculative contracts until it elects to exercise the options to borrow the money.

        The notional amount of the financial instruments not designated as hedges was approximately $13,620,000 and $7,277,000 at December 31, 2002 and 2001, respectively. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market. The fair value of the instruments depreciated $264,000, $163,000 and $147,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The fair value of the instruments was a (liability) asset of ($315,000) and $1,000 as of December 31, 2002 and 2001, respectively.

15.    Income Taxes

        Significant components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$223	$12	$113
State	146	27	10
Foreign	915	727	152

	1,284	766	275

Deferred:
Federal	251	(1,649)	14
State	(61)	(203)	(24)
Foreign	(756)	117	251

	(566)	(1,735)	241

Income tax expense (benefit)	$718	$(969)	$516

        Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Current deferred income taxes:
Accounts receivable	$402	$23
Inventories	511	573
Warranty reserve	468	276
Other current liabilities	(158)	(218)
Compensation	153	187
Other	225	(71)
Revenue recognition	—	116

Total current deferred income tax asset	1,601	886

Long-term deferred income taxes:
Property and equipment	(384)	(201)
Intangible assets	1,415	1,237
Accrued pension	423	268
Tax credits	855	610
Net operating loss carryforwards	828	104
Restructuring charge	174	—
Other	(275)	—

Total long-term deferred income tax asset	3,036	2,018
Valuation allowance	(707)	—

Total deferred income tax asset	$3,930	$2,904

        A reconciliation between the reported income tax (benefit) expense and the federal statutory rate follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	$177	$(798)	$410
State income taxes, net of federal benefit	(37)	(221)	3
Foreign tax expense at different rates and foreign losses without tax benefits	(318)	113	191
Research and development tax credits	(100)	(110)	(132)
Meals and entertainment and other permanent items	54	96	41
Increase in valuation allowance	707	—	—
Foreign dividend income	502	—	—
Municipal interest income	(219)	—	—
Other	(48)	(49)	3

	$718	$(969)	$516

        There was a statutory rate reduction in Germany which was enacted in October 2000. As a result, the Company reduced its deferred taxes in the fourth quarter of 2000 by $71,000.

        Consolidated domestic pre-tax income (loss) before minority interest and cumulative effect of change in accounting principle was $174,000, ($303,000) and $567,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The pre-tax (loss) income before minority interest and cumulative effect of change in accounting principle for foreign operations was $347,000, ($2,043,000) and $678,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        As of December 31, 2002, the Company had approximately $552,000 of research and development tax credits available to reduce future federal and state tax liabilities. These credits expire at various dates through the year 2022. Furthermore, the Company has foreign tax credit carryforwards of approximately $303,000. These carryforwards expire at various dates through the year 2007.

        A portion of the net operating loss carryforwards relates to a tax capital loss of $494,000 that would be realized upon sale of certain investments. These investments were written down for book purposes. The remaining net operating loss carryforwards relate to taxable losses of foreign subsidiaries.

        The valuation allowance as of December 31, 2002 relates to future income tax benefits arising from a capital asset write-down and foreign tax credits of $494,000 and $213,000 respectively, which management believes may not be realized.

        Undistributed losses of foreign subsidiaries aggregated approximately $2.5 million at December 31, 2002 which, under existing law, will not be subject to United States tax until distributed as dividends. Any earnings are intended to be indefinitely reinvested in foreign operations and, as such, no provision or benefit has been made for United States income taxes that may be applicable thereto.

16.    Related Parties

        The Company is affiliated, through common shareholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        Related party debt consisted of the following (in thousands):

	December 31,
	2002	2001
Bruker BioSpin KK	$—	$229
Less current portion	—	(229)

Long-term related party debt	$—	$—

        The Company had a line of credit with Bruker BioSpin KK with a maximum credit amount of $229,000 at December 31, 2001. The line of credit had an interest rate of 1.75% and matured on August 31, 2002.

        For the years ended December 31, 2002, 2001 and 2000, the Company had related party interest expense of $2,000, $259,000 and $405,000, respectively.

        As of December 31, 2002 and 2001, the Company has payables to related parties included in its accounts payable balance of $235,000 and $17,000, respectively. The Company has receivables from related parties included within its accounts receivable balance of $3,507,000 and $2,532,000, as of December 31, 2002 and 2001, respectively. Payment terms of accounts receivable balances with related parties are the same as those with third party customers.

        Sales to related parties which are not subsidiaries of Bruker AXS Inc. are included in the consolidated financial statements. Such related parties are affiliated sales offices in countries in which the Company does not have its own distribution network. As such, these sales were primarily for resale of the Company's products only. These sales amounted to $10,837,000, $5,188,000 and $14,947,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $246,000, $672,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

17.    Employee Benefit Plans

        Substantially all of the Bruker AXS GmbH employees, who were employed by the Company on September 30, 1997, participate in a defined benefit pension plan. The plan provides pension benefits based upon final average salary and years of service. Benefits to other employees are based on a fixed amount for each year of service. The Company has elected to recognize the impact on the projected benefit obligation when actual experience differs from actuarial assumptions on an immediate basis. The Company recognized actuarial losses (gains) of approximately $52,000, ($53,000) and ($75,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

        The following provides a reconciliation of the funded status of the plan (in thousands):

	December 31,
	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$3,336	$2,962
Service cost	487	386
Interest cost	224	173
Benefits paid	(22)	(2)
Recognized actuarial loss (gain)	52	(53)
Currency translation adjustment	675	(130)

Benefit obligation at end of year	$4,752	$3,336

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	22	2
Benefits paid	(22)	(2)

Fair value of plan assets at end of year	$—	$—

Funded status	$(4,752)	$(3,336)
Unrecognized amendment gain	(106)	(101)

Accrued benefit cost	$(4,858)	$(3,437)

	Year Ended December 31,
	2002	2001	2000
Components of net periodic benefit cost
Service cost	$487	$386	$170
Interest cost	224	173	164
Recognized actuarial loss (gain)	52	(53)	(75)
Amortization	(11)	(3)	(3)

Net periodic benefit cost	$752	$503	$256

	Year Ended December 31,
	2002	2001	2000
Assumptions
Discount rate	5.75%	6.25%	6.25%
Expected return on assets	0%	0%	0%
Rate of compensation increase	3.00%	3.00%	3.00%

        The Company maintains or sponsors various defined contribution retirement plans that cover domestic and foreign employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements.

However, the level of benefits and terms of vesting may vary among plans. The Company contributed $363,000, $337,000 and $380,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

18.    Redeemable Preferred Stock

        On January 16, 2001, the Company authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share. Gross proceeds received totaled $22,500,000. The Company utilized these proceeds to pay down its related party debt in accordance with its payment schedules and to pay down its third party lines of credit in full. Also, in conjunction with the preferred stock offering, the Company incurred investment fees related to the offering which totaled approximately $227,000. Such fees were included as a reduction of the preferred stock. The terms of the Series A preferred shares also provide for cumulative cash dividends at an 8% annual rate, to be paid when and as they may be declared from time to time by the Board of Directors of the Corporation.

        A beneficial conversion feature existed upon the closing of a qualified public offering ("IPO") if the closing price was between $6.00-$8.00 per share. With a closing price between $6.00-$8.00 per share, the preferred shareholders would receive additional shares of common stock upon the conversion. The additional number of shares was determined by multiplying one by a fraction, the numerator which was equal to eight and the denominator which was equal to the actual price per share at the closing of the IPO. Since this beneficial conversion feature was contingent and the number of shares issued upon conversion could not be computed until the IPO occurred, the beneficial conversion feature was not recognized until the closing of the IPO.

        While outstanding, the carrying amount of the Series A preferred shares was being accreted, using the interest method, to the fair market value through January 16, 2009, the earliest redemption date. During 2001, the Company recorded approximately $833,000 of accretion. The accretion was recorded through charges against additional paid-in capital. The redemption amount of the mandatorily redeemable Series A Convertible Preferred Stock also included accrued dividends but only when dividends were declared by the Company's Board of Directors. Accrued dividends of $370,000 had been included in the carrying value of the Series A Convertible Preferred Stock for the three months ended March 31, 2001. However, as the Board of Directors had not declared any dividends and had no intention of doing so in the future, the accrual was reversed in the three months ended June 30, 2001. The reversal of the dividends would have increased basic and diluted earnings per share by $.01 for the three months ended March 31, 2001.

        Upon closing of the Company's initial public offering (Note 19) in December 2001, all the preferred stock was converted into common stock. As the offering's closing price was $6.50 per share, a beneficial conversion feature existed. An additional 1,298,077 shares were issued upon the conversion resulting in total conversion shares of 6,923,077. The intrinsic value of the beneficial conversion feature was $5,192,000 which was recognized as a reduction to net income available to common shareholders through a reduction to additional paid-in capital in December 2001.

        In addition, after the completion of the Company's initial public offering, the preferred shareholders were entitled to certain rights with respect to registration of their 6,923,077 shares of common stock. If the Company proposes to register any of its securities under the Securities Act, either for the Company's own account or for the account of other security holders exercising registration rights, the holders of the 6,923,077 common shares are entitled to notice of the registration and to include their shares of common stock in the registration at the Company's expense. Additionally, the holders of these shares are entitled to demand registration rights pursuant to which they may require the Company to file a registration statement under the Securities Act at the Company's expense with respect to their shares of common stock. Further, the holders of these shares may require the Company to file additional registration statements on Form S-3 at the Company's expense. All of these registration rights are subject to the right of the underwriters of an offering to limit the number of shares included in such registration. These registration rights terminate five years after the closing of the initial public offering.

19.    Shareholders' Equity

Stock options

        During April 2000, the 2000 Stock Option Plan was adopted by the Company as approved by the Board of Directors (the "2000 Plan"). The 2000 Plan, as amended and restated, authorizes the granting of options to employees, consultants, officers and directors to purchase, receive awards or make direct purchases of up to 2,437,625 shares of the Company's common stock. Options outstanding under the 2000 Plan generally vest over a period of three to five years and expire after 10 years from the date of grant.

        Options granted under the Plan may be "Incentive Stock Options" or "Nonqualified Options" under the applicable provisions of the Internal Revenue Code. Incentive Stock Options are granted at the fair market value of the Company's common stock at the date of the grant. Incentive Stock Options granted to employees who own more than 10% of the voting power of all classes of stock will be granted at 110% of the fair market value of the Company's common stock at the date of the grant. Nonqualified options may be granted at amounts not less than 50% of the fair market value of the Company's common stock on the date of the grant.

        Following is a summary of activity in the stock option plan for the years ended December 31, 2002, 2001 and 2000:

	Shares Subject to Option	Weighted Average Option Price
Outstanding, January 1, 2000	$—	—
Granted	739,500	1.92
Exercised	—	—
Forfeited	(35,500)	1.76

Outstanding, December 31, 2000	704,000	1.94
Granted	992,500	4.62
Exercised	—	—
Forfeited	(23,250)	2.24

Outstanding, December 31, 2001	1,673,250	3.52
Granted	535,500	2.49
Exercised	—	—
Forfeited	(122,000)	4.59

Outstanding, December 31, 2002	2,086,750	3.19

Exercisable, December 31, 2002	110,945	$4.60

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.46 - 1.76	636,250	7.34	$1.76	28,000	$1.76
2.00 - 3.00	450,500	9.44	2.19	—	—
4.00 - 5.00	855,000	8.32	4.25	35,945	4.59
6.00 - 7.00	145,000	8.84	6.36	47,000	6.29

	2,086,750			110,945

        Had compensation cost been determined based on the fair value at the grant date for all awards, consistent with the provisions of SFAS No. 123, the Company's pro forma net income and earning per share would have been as presented below:

	Year Ended December 31,
	2002	2001	2000
Net (loss) income	$(1,486)	$(1,862)	$695
Basic and diluted earnings (loss) per share	$(0.03)	$(0.20)	$0.02

        The Company has recorded compensation (income) expense of ($160,000), $229,000 and $17,000 for the years ended December 31, 2002, 2001 and 2000, respectively, for stock options granted to non-employees. Compensation (income) expenses are amortized on a straight-line basis over the underlying vesting terms.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Dividend yield	—	—	—
Expected stock price volatility	75%	65%	15%
Risk-free interest rate	2.11 - 4.94%	3.06 - 4.98%	5.11%
Expected life of option—years	3.0 - 5.0	3.0 - 5.0	3.0 - 5.0

        The weighted average grant date fair value of options granted during 2002, 2001 and 2000 were $1.56, $2.18 and $0.65, respectively.

        On August 6, 2001, the Company accelerated the vesting schedule of stock options to purchase 100,000 shares of common stock. No compensation cost has been recognized for this modification.

        On November 7, 2001, the Company accelerated the vesting schedule of a stock option to purchase 50,000 shares of common stock. Compensation cost of $71,000 and $28,000 was recognized for the years ended December 31, 2002 and 2001, respectively, for this modification since the stock option would have been forfeited otherwise.

Initial public offering

        On December 14, 2001, the Company issued and sold 9,000,000 shares of its common stock for $58,500,000 (or $6.50 per share) in conjunction with its initial public offering. The Company incurred approximately $5,895,000 in offering costs as a result of this transaction. Upon the closing of the offering, all 5,625,000 shares of redeemable preferred stock converted into 6,923,077 shares of common stock (Note 18).

        On January 11, 2002, the underwriters of the initial public offering exercised an over-allotment option. As a result, the Company issued and sold 1,350,000 shares of its common stock for $8,775,000 (or $6.50 per share). The Company incurred approximately $638,000 in costs as a result of this transaction.

Stock split

        On March 31, 2000, the Board of Directors of the Company authorized a twenty-five-for-one stock split in the form of a stock dividend. Shareholders of record received twenty-four additional shares of common stock for every share they owned. All common shares and per share data in the accompanying financial statements have been restated to reflect the stock split. As such, subsequent to the stock split, the stock issuance was adjusted to 37,500,000 shares of common stock.

Preferred stock

        The Company's Second Amended and Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of Blank Check Preferred Stock with a par value of $0.01 per share in one or more series without shareholder approval. The Board of Directors also has discretion to determine the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences and any other rights, preferences, privileges and restrictions applicable to each series of the preferred stock. There were no preferred shares issued or outstanding at December 31, 2002 and 2001.

Treasury Stock

        In August 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2,500,000 shares of its common stock. Any purchases under the repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. The Company repurchased 457,700 shares at a weighted average price of $2.39 per share for a total of approximately $1,096,000 for the year ended December 31, 2002.

20.    Earnings Per Share

        Basic earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options and conversion of preferred shares. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share (in thousands, except share data):

	Year Ended December 31,
	2002	2001	2000
Income available to common shareholders:
(Loss) income before cumulative effect of change in accounting principle	$(256)	$(1,377)	$729
Cumulative effect of change in accounting principle, net of taxes	(617)	—	—

Net (loss) income	(873)	(1,377)	729
Convertible preferred stock accretion	—	833	—
Beneficial conversion feature	—	5,192	—

Net (loss) income available to common shareholders-basic and diluted	$(873)	$(7,402)	$729

Weighted average shares outstanding:
Weighted average shares outstanding-basic	56,028,042	39,612,644	38,752,500
Effect of dilutive securities:
Stock options	—	—	61,560
Convertible preferred stock	—	—	—

Weighted average shares outstanding-diluted	56,028,042	39,612,644	38,814,060

        For the year ended December 31, 2002, 750,209 common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earning (loss) per share.

        For the year ended December 31, 2001, 400,025 common shares issuable upon the exercise of stock options and 5,176,291 shares issuable upon the conversion of the convertible preferred stock were anti-dilutive and excluded from the calculation of diluted earnings (loss) per share.

        For the year ended December 31, 2001, net loss available to common shareholders-diluted is equal to net loss available to common shareholders-basic because of the anti-dilutive effect of the preferred stock accretion and beneficial conversion feature due to net losses for the year.

21.    Strategic Alliances

        In October 2001, the Company entered into a strategic alliance with Geneformatics, Inc., ("GFI"), a structural proteomics company. During the three-year term of its strategic alliance, the Company will sell to GFI X-ray crystallography systems and support needed to incorporate X-ray crystallography into its business. As part of this alliance, the Company agreed to invest $500,000 in cash and $500,000 in common stock (71,428 shares) in the Series C financing of this structural proteomics company. The investment was recorded on a cost basis.

        In March 2001, the Company entered into a strategic alliance with Affinium Pharmaceuticals ("Affinium"), formerly Integrative Proteomics, Inc. Affinium is a leader in high throughput structural proteomics. During the three-year term of the strategic alliance, the Company will sell to Affinium X-ray protein crystallography tools required by Affinium for its proteomics facilities and collaborate in the development of higher-throughput proteomics tools. In June 2001, the Company invested $500,000 in cash and $500,000 in common stock (83,333 shares) in the Series IIA financing of Affinium. The fair value of the shares issued was determined by negotiations between the parties. The investment was recorded on a cost basis.

        In the fourth quarter of 2002, the Company recorded a $650,000 write-down in its investment in GFI and a $650,000 write-down in its investment in Affinium. The Company believes that these investments have been negatively impacted by the continued decline in the capital markets and the economic environment in which the investees operate. As these investments are not publicly traded the Company performed valuations on both of the investments. The valuations were based on the Black-Scholes option pricing theory to determine the fair value of the investees' equity. The valuations were then adjusted to reflect market conditions and equity values of comparable companies.

22.    Commitments and Contingencies

        The Company and its subsidiaries are subject to lawsuits, claims and proceedings of a nature considered normal to its businesses. During 2001, the Company recorded a reserve for approximately $200,000 for an issue related to a dispute with a supplier. The Company believes, based on discussions with legal counsel, that the outcome of any proceedings resulting from this issue will not have a material impact on the Company's financial position or results of operations.

23.    Segment Information

        The Company operates in one industry segment as a producer of service systems and complete solutions in X-ray instrumentation. The Company operates primarily from four facilities located in: Madison, Wisconsin; Karlsruhe, Germany; Delft, The Netherlands; and Yokohama, Japan. The Company supplies products to a broad range of end user markets, including academics, government and scientific research.

        Net sales are attributed to geographic segments based on the location of the customer.

        The following represents the Company's geographic segments (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net Sales:
North America	$30,820	$25,203	$20,580
Germany	17,510	13,204	12,070
Other Europe	28,532	27,363	20,000
Other foreign	27,428	16,818	15,455

Total	$104,290	$82,588	$68,105

Long-Lived Assets (Year-End):
North America	$5,809	$5,272	$5,182
Germany	12,486	2,131	1,236
Other Europe	4,234	4,012	274
Other foreign	1,520	85	24

Total	$24,049	$11,500	$6,716

        Other Europe primarily includes the United Kingdom, France, Italy, Spain, Belgium, The Netherlands, Scandinavia, Poland, Russia, Hungary, Slovenia, Switzerland and Austria. Other Foreign includes all other countries not included within North America, Germany or Other Europe.

        Long-lived assets include property and equipment, intangible assets and goodwill.

24.    Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31		June 30	September 30	December 31	Total
	(In thousands, except per share data)
2002
Net sales	$23,795		$24,035	$26,856	$29,604	$104,290
Gross profit	9,118		9,375	10,434	12,249	41,176
Income (loss) before cumulative effect of change in acccounting principle	310		608	(756)	(418)	(256)
Net (loss) income	(307	)(1)	608	(756)	(418)	(873)
Net (loss) income available to common stockholders	(307	)(1)	608	(756)	(418)	(873)
Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in acccounting principle	0.01	(1)	0.01	(0.01)	(0.01)	0.00
Net (loss) income	(0.01	)(1)	0.01	(0.01)	(0.01)	(0.02)
2001
Net sales	$18,846		$20,208	$21,192	$22,342	$82,588
Gross profit	7,132		7,759	7,709	8,925	31,525
Net income (loss)	264		(1,837)	40	156	(1,377)
Net loss available to common stockholders	(106)		(1,634)	(266)	(5,396)	(7,402)
Basic and diluted earnings (loss) per share	0.00		(0.04)	(0.01)	(0.13)	(0.19)

(1)
The Company completed its transitional impairment tests in the third quarter of 2002. In accordance with the transitional provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. Accordingly, the following sets forth a reconciliation between what the Company previously reported on its March 31, 2002 Form 10-Q and the adjusted net (loss) income and earnings (loss) per shares shown above:

Three Months Ended March 31, 2002
Reported net income	$310
Less: impairment loss, net of tax	(617)

Adjusted net (loss) income	(307)

Basic and diluted earnings (loss) per share:
Reported net income	$0.01
Less: impairment loss, net of tax	(0.01)

Adjusted net (loss) income	$(0.01)

        The summation of quarterly earnings per share does not equate to the calculation for the full fiscal year, as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

        Our executive officers and directors of as of March 17, 2003 are as follows:

Name	Age	Position
Martin Haase, Ph.D.	46	President, Chief Executive Officer and Director
Laura Francis	36	Chief Financial Officer, Treasurer and Investor Relations Officer
Kline Wilkins	52	Senior Vice President of Global Operations
Richard Stein	51	Secretary
Lieuwe Boskma	46	Product Line Manager, Life Science Systems; Managing Director, Bruker Nonius B.V. (1)
Roger Durst, Ph.D.	42	Chief Technology Officer and Vice President of Research and Development
Steven Pomerantz	46	Vice President of Marketing and Sales, The Americas
Rolf Hofmann	59	Director of Sales and Customer Support, Bruker AXS GmbH (1)
Frank Burgäzy, Ph.D.	42	Product Line Manager, Materials Research; Managing Director, Bruker AXS GmbH (1)
Bernard Kolodziej	37	Chief Financial Officer, European Operations; Managing Director, Bruker AXS GmbH (1)
Jeremy Lea	41	Product Line Manager, Elemental and Process Control Systems; Managing Director, Bruker AXS Ltd. (1)
Sadao Ueki	57	President, Nihon Bruker AXS KK (1)
Brandon D. Andries	38	Director
Taylor J. Crouch	43	Director
Daniel S. Dross	44	Director
Jay T. Flatley	50	Director
Tony W. Keller, Ph.D.	66	Director
Richard D. Kniss	62	Director
Frank H. Laukien, Ph.D.	43	Director

(1)
Bruker Nonius B.V., Bruker AXS GmbH, and Nihon Bruker AXS KK are wholly-owned subsidiaries of Bruker AXS Inc. Bruker AXS Ltd. is a wholly-owned subsidiary of Bruker AXS GmbH.

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

        Laura Francis.    Ms. Francis joined Bruker AXS on March 26, 2002 as our Chief Financial Officer. Before joining the Company, Ms. Francis was, from May 2001 to March 2002, the Chief Financial Officer and Chief Operating Officer of Nutra-Park, an agricultural biotechnology company. From April 1999 to May 2001, Ms. Francis was the Chief Financial Officer of Hypercosm, a software company, and from October 1995 to April 1999, she was an engagement manager with McKinsey & Co., a consulting firm. Early in her career, Ms. Francis was an audit manager with Coopers & Lybrand, an accounting firm. Ms. Francis holds an M.B.A. from Stanford University and a B.B.A. from the University of Wisconsin. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

        Richard M. Stein.    Mr. Stein has been our Secretary since November 1999. He has been an attorney with Nixon Peabody LLP, a Boston-based law firm, or a predecessor entity, Hutchins, Wheeler & Dittmar, since November 1992. Mr. Stein received a J.D. from Boston College Law School and a B.A. from Brandeis University.

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

        Sadao Ueki.    Mr. Ueki joined Bruker AXS in October 1997 and has been the President of Bruker AXS K.K. in Yokohama, Japan since May 2002. During the period between October 1997 and June 2002, Mr. Ueki was Managing Director of Bruker AXS K.K. in Japan. Mr. Ueki joined Bruker Japan K.K. in May 1982 as Manager of Sales and Marketing and was appointed Managing Director in October 1997. Mr. Ueki previously held management positions with Beckman Japan before joining Bruker. Mr. Ueki holds a B.S. degree in electrical engineering from Keio University.

        Brandon D. Andries.    Mr. Andries joined the Board of Directors in July 2000. Mr. Andries has been an accountant with Virchow, Krause & Company, LLP, a regional accounting and consulting firm, since 1987 and has been a partner there since May 1998. He has been a Certified Public Accountant in Wisconsin since 1990. Mr. Andries holds a B.S. in accounting from the University of Wisconsin-Madison.

        Taylor J. Crouch.    Mr. Crouch joined the Board of Directors in November 2000. Since July 2002, Mr. Crouch has been President and Chief Operating Officer of Discovery Partners International, a leading provider of drug discovery capabilities to the pharmaceutical and biotech industries. From April 1999 to April 2002, Mr. Crouch was the President, Chief Executive Officer and a Director of Variagenics, Inc. (now Nuvelo), a pharmacogenomics company. From 1991 to April 1999, Mr. Crouch was Senior Vice President, Worldwide Marketing and Strategic Development for PAREXEL International Corporation, a contract pharmaceutical outsourcing organization. Mr. Crouch received his B.S. in chemical engineering from Princeton University and his M.B.A. in international finance and marketing from the University of Chicago.

        Daniel S. Dross.    Mr. Dross joined the Board of Directors in January 2001. Mr. Dross has been a partner of Trinity Partners, a private equity firm, since June 2002. Mr. Dross was a partner of Thomas Weisel Partners Group LLC from May 1999 to May 2002. Prior to joining Thomas Weisel Partners, Mr. Dross was a Principal at Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private equity firm, from 1991 to 1999. In addition to serving on the board of Bruker AXS, Mr. Dross serves on the board of Scheduling.com, Inc. Mr. Dross received his B.A. from Dartmouth College and his M.B.A. from the Wharton School at the University of Pennsylvania.

        Jay T. Flatley.    Mr. Flatley joined the Board of Directors in November 2000. Mr. Flatley has been the President, Chief Executive Officer and a Director of Illumina, Inc., a developer of tools for large-scale analysis of genetic variation and function, since October 1999. Prior to joining Illumina, Mr. Flatley was co-founder, President, Chief Executive Officer and a Director of Molecular Dynamics, a life sciences company, from May 1994 to September 1999. Mr. Flatley holds a B.A. in Economics from Claremont McKenna College and a B.S. and M.S. in Industrial Engineering from Stanford University.

        Tony W. Keller, Ph.D.    Dr. Keller joined the Board of Directors in October 1997. Dr. Keller has served as Co-Chief Executive Officer, since December 2002, of the worldwide Bruker BioSpin family of companies, as a Managing Director, since 1978, of Bruker BioSpin GmbH, as a Managing Director of Bruker Electronik and is a director of Bruker BioSpin Australia, Canada, France, Israel, Italy and Switzerland, all affiliates of Bruker AXS. In 1968, Dr. Keller helped establish the United States operation of Bruker BioSpin Corporation. In 1973 he became a Director of Bruker Physik AG, an affiliate of Bruker AXS. In 1989, Dr. Keller received an honorary doctorate from the Technical University of Berlin for his development of NMR Fourier transform technologies.

        Richard D. Kniss.    Mr. Kniss joined the Board of Directors in June 2001. Mr. Kniss was Senior Vice President and General Manager for Agilent Technologies, Chemical Analysis Group, a producer of gas and liquid chromatographs, mass spectrometers and spectrophotometers, from August 1999 until March 2001. Prior to the spin-off of Agilent from the Hewlett Packard Company, from 1995 to 1999, Mr. Kniss was Vice President and General Manager of the Chemical Analysis Group for Hewlett Packard. Mr. Kniss holds a B.S. from Brown University and an M.B.A. from Stanford University.

        Frank H. Laukien, Ph.D.    Dr. Laukien has been the Executive Chairman of the Board of Directors of Bruker AXS since August 2002 and, from October 1997 to August 2002, he served as the Chairman of the Board of Directors of Bruker AXS and, from October 1997 to March 2000, as the Chief Executive Officer of the Company. Dr. Laukien has also served as Co-Chief Executive Officer, since December 2002, of the worldwide Bruker BioSpin family of companies, affiliates of Bruker AXS, as President and a director, since June 1997, of Bruker BioSpin Corporation, an affiliate of Bruker AXS, and since February 1991, as the Chairman of the Board of Directors, President and Chief Executive Officer of Bruker Daltonics Inc., an affiliate of Bruker AXS. A part-time professor of mass spectrometry at the University of Amsterdam, Dr. Laukien holds a B.S. from the Massachusetts Institute of Technology and a Ph.D. in chemical physics from Harvard University. In October 2002, he was elected Chairman of ALSSA (Analytical & Life Science Systems Association), an industry organization.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons owning more than 10% of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% holders of Common Stock of the Company are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on copies of such forms furnished as provided above, management believes that through the date hereof all Section 16(a) filing requirements applicable to its officers, directors and owners of greater than 10% of its Common Stock were complied with except that (i) through inadvertence, one report on Form 3 relating to the Initial Statement of Beneficial Ownership by Steven M. Pomerantz was not timely filed; (ii) through inadvertence, one report on Form 4 relating to multiple purchases by Richard Kniss was not timely filed; (iii) through inadvertence, one report on Form 4 relating to one transaction by Taylor Crouch was not timely filed; (iv) through inadvertence, one report on Form 4 relating to one transaction by Jay Flatley was not timely filed; (v) through inadvertence, six reports on Form 4 relating to multiple sales by Marc Laukien pursuant to a non-discretionary Rule 10b5-1 Sales Plan were not timely filed; and (iv) through inadvertence, two reports on Form 4 relating to multiple sales by Dirk Laukien pursuant to a non-discretionary Rule 10b5-1 Sales Plan were not timely filed. Beneficial ownership of these shares was subsequently reported on Forms 3, 4 and 5.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company at December 31, 2002 (the "Named Executive Officers"), for services rendered in all capacities to the Company during each of the past three fiscal years.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary		Bonus(1)		Securities Underlying Options(#)	All Other Compensation
Martin Haase Chief Executive Officer and President(3)	2002 2001 2000	$ $ $	112,164 101,102 86,954	$ $ $	116,261 101,228 43,894	100,000 150,000 50,000		— — —
Laura Francis Chief Financial Officer(4)	2002 2001 2000		$105,392 — —		$40,000 — —	80,000 — —		$2,960 — —	(2)
Kline Wilkins Senior Vice President of Operations	2002 2001 2000	$ $ $	160,753 159,088 153,476	$ $ $	15,000 300 1,200	— 20,000 12,500	$ $ $	4,709 4,773 4,661	(2) (2) (2)
Roger Durst Vice President of Engineering and Research and Development	2002 2001 2000	$ $ $	115,087 101,029 92,543	$ $ $	15,550 15,300 10,000	— 40,000 12,500	$ $ $	3,866 3,181 3,076	(2) (2) (2)
Lieuwe Boskma Managing Director, Bruker Nonius B.V., Vice President of Crystallography Solutions(5)	2002 2001 2000	$ $	133,702 101,108 —	$ $	68,045 30,000 —	— 50,000 —		— — —

(1)
Includes commissions paid.

(2)
Includes amounts contributed for the benefit of the named executive under the Company's defined contribution retirement plan.

(3)
Amounts paid in Deutsche Marks (2000) or Euro (2001 and 2002) and converted to United States dollars based on the average conversion rates for the respective years.

(4)
Ms. Francis commenced employment with Bruker AXS in May 2002. Accordingly, information presented for 2002 represents compensation for a partial year.

(5)
Amounts paid in Netherlands Guilders (2001) or Euro (2002) and converted to United States dollars based on the average conversion rate for the respective years. Mr. Boskma commenced employment with Bruker AXS in April 2001 in connection with the acquisition of Nonius. Accordingly, information presented for 2001 represents compensation for a partial year.

Grants of Stock Options

        The following table sets forth certain information with respect to individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002
Name			Exercise Price	Expiration Date
					5%	10%
Martin Haase	100,000	18.7%	$2.10	May 6, 2012	$132,068	$334,686
Laura Francis	80,000	15.0%	$4.21	March 25, 2012	$211,812	$536,772
Kline Wilkins	0	0.0%	—	—	—	—
Roger Durst	0	0.0%	—	—	—	—
Lieuwe Boskma	0	0.0%	—	—	—	—

(1)
Potential gains are net of exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, the timing of such exercises and the option holder's continued employment through the vesting period. The amounts reflected in this table may not accurately reflect or predict the actual value of the stock options.

Stock Option Exercises and December 31, 2002 Stock Option Values

        Set forth in the table below is information concerning the value of stock options held at December 31, 2002 by the Named Executive Officers of the Company.

Aggregate Option Exercises in Last Fiscal
Year and Option values as at December 31, 2002

			Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002 (1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Martin Haase	0	$0	67,000	233,000	$4,250	$4,250
Laura Francis	0	$0	0	80,000	$0	$0
Kline Wilkins	0	$0	0	32,500	$0	$2,125
Roger Durst	0	$0	0	52,500	$0	$2,125
Lieuwe Boskma	0	$0	0	50,000	$0	$0

(1)
The amounts set forth represent the difference, if positive, between the fair market value of the Common Stock underlying the options at December 31, 2002 ($1.93 per share) and the exercise price of the options, multiplied by the applicable number of options.

Defined Benefit Plan

        The Company's subsidiary, Bruker AXS GmbH, sponsors a defined benefit pension plan. For each participant in the plan, benefits are based on the sum of the amount annually determined as a percentage of his or her salary, plus accrued interest at 6% per annum and are payable in four annual installments. The percentage is determined each year based on company performance, and may range from 2.5% to 7.5% for management employees and from 1.375% to 4.125% for other employees. Currently, Martin Haase is the only Named Executive Officer with any accrued benefit under this plan.

The estimated amount of each annual installment payable to Dr. Haase under this plan upon retirement at age 60 is $12,000.

Employment Contracts

        The Company has entered into a Managing Director Contract ("Geschäftsführer-Vertrag") with Martin Haase, the Company's President and Chief Executive Officer, effective July 1, 2000. The agreement with Dr. Haase provides for an unlimited employment term, an agreed-upon annual base salary and eligibility for an annual cash bonus that is tied to business performance. The agreement provides that, for twelve months following termination of his employment, Dr. Haase will not compete with the Company in the analytical X-ray field. On August 6, 2001, the compensation committee agreed to modify the provisions of this agreement relating to Dr. Haase's annual base salary by increasing the salary to 250,000 DM, or $134,000 at the current exchange rate, per year effective September 1, 2001.

        The Company does not currently have an employment agreement with any other executive officer.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

        The compensation committee of the Board of Directors is comprised of Mr. Crouch, Mr. Flatley and Dr. Laukien. Dr. Laukien is also chairman of the Board of Directors, President and Chief Executive Officer of Bruker Daltonics, a director and President of Bruker BioSpin Corporation and Co-Chief Executive Officer of the worldwide Bruker BioSpin family of companies, all Bruker affiliated companies. See "Certain Relationships and Related Transactions."

        The Company has granted two members of the compensation committee options to purchase up to 20,000 shares of common stock each, at exercise prices of $4.50 per share, and options to purchase up to 2,500 shares of common stock each, at exercise prices of $7.00 per share, under the Option Plan.

COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION (1)

Overview

        The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors, currently consisting of Taylor J. Crouch, Jay T. Flatley and Frank H. Laukien. All members of the Compensation Committee are non-employee directors. The Committee administers the Company's stock option plan, makes annual recommendations to the full Board of Directors regarding the chief executive officer's salary, bonus, and equity-based compensation and oversees the executive compensation program for the Company's other executive officers.

Compensation Philosophy

        The Company's compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of the Company's stockholders. The compensation policies are designed to achieve the following objectives:

  •
  Offer compensation opportunities that attract highly qualified executives, reward exceptional initiative and achievement and retain the leadership and skills necessary to build long-term stockholder value.

  •
  Maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of stockholder value.

  •
  Further the Company's short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

Executive Compensation

        Compensation of executive officers other than the chief executive officer is generally determined by the chief executive officer and is subject to review by the Committee. In some cases, an executive officer's compensation is determined by the Committee, based on the recommendation of the chief executive officer. Compensation for executive officers is comprised of base salary, annual cash bonuses and stock options granted from time to time.

        Base salary.    Annual determinations of base salaries are made based in part on the competitive pay practices of companies in the same industry of similar size and market capitalization, the skills, performance level and contribution to the business of the individual executives and the needs of the Company.

        Annual cash incentive awards.    The Company's executive officers are eligible to receive annual cash bonus awards designed to motivate executives to attain short-term and longer-term corporate and individual management goals. Award levels vary depending upon the achievement of performance criteria established by the chief executive officer. The bonus criteria for each executive officer are tailored to the achievement of financial and operational goals specifically developed for that officer's area or responsibility, as well as overall corporate performance and the attainment of other individual objectives. Consequently, there is a direct link between the compensation of the executive officers and the Company's performance.

        Long-term incentives.    The Committee believes that stock options are an excellent vehicle for compensating its officers and employees. The Company provides long-term incentives through its stock option plan, a purpose of which is to create a direct link between executive compensation and increases in stockholder value. Stock options are granted at fair market value and vest in installments, generally over five years. When considering option awards for an executive officer, the Committee reviews the executive's current contribution to Company performance, the anticipated contribution to meeting the Company's long-term strategic performance goals and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of the Company's Common Stock, this portion of the executive's compensation is directly aligned with an increase in stockholder value.

Chief Executive Compensation

        The chief executive officer's compensation is comprised of base salary, annual cash incentive awards and stock option grants.

        In determining the base salary paid to Dr. Haase for the year ended December 31, 2002, the Committee considered his level of responsibility, salary increases awarded to him in the past, his experience, his potential and compensation programs of other companies of similar size and characteristics. Dr. Haase's base compensation increased 11%, from $101,102 during the fiscal year ended December 31, 2001 to $112,164 during the fiscal year ended December 31, 2002. These amounts were paid in Euro and were converted to U.S. dollars for purposes of this annual report on Form 10-K based on the average conversion rates for the respective years.

        The annual cash bonus and stock option grants to Dr. Haase for the fiscal year ended December 31, 2002 reflect the achievement of predetermined targets based on the Company's revenue, pre-tax income, and certain non-financial goals. Dr. Haase's cash bonus for the fiscal year ended December 31, 2002 was $116,261. This bonus was paid in Euro and converted to U.S. dollars for purposes of this annual report on Form 10-K based on the average conversation rate for 2002. During fiscal 2002, Dr. Haase was granted options to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value of the Company's Common Stock on the date of each grant.

Section 162(m) Limitation

        Section 162(m) of the U.S. Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1,000,000 paid to the Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by stockholders.

        The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1,000,000 limit for any individual executive. Having considered the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be "performance-based" and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under the Company's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company's compensation philosophy and the Company's best interests.

COMPENSATION COMMITTEE
Taylor Crouch Jay Flatley Frank Laukien

(1)
The material in this report is not "soliciting material," is not deemed filed with the SEC, and the report is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PERFORMANCE GRAPH (1)

        The graph below shows the cumulative total stockholder return on the Company's common stock over the period from December 14, 2001 (the first trading day of the Company's common stock) to December 31, 2002, as compared with that of the Nasdaq Stock Market Index and the Nasdaq Stocks in the standard industry classification 38, based on an initial investment of $100 in each on December 14, 2001. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends. During fiscal year 2002, the Company paid no dividends. The Company's stock price performance shown in the following graph is not indicative of future stock price performance.

(1)
The material in this graph is not "soliciting material," is not deemed filed with the SEC and the graph is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 17, 2003 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) by each of the Company's directors, (iii) by each Named Executive Officer of the Company, as defined in "Summary of Executive Compensation," and (iv) by all directors and executive officers who served as directors or executive officers at March 20, 2002 as a group. Unless otherwise noted, the address of each beneficial owner is c/o Bruker AXS Inc., 5465 East Cheryl Parkway, Madison, Wisconsin 53711.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Named Executive Officers and Directors
Martin Haase(2)	139,500	*
Kline Wilkins(3)	6,350	*
Laura Francis(4)	16,000	*
Roger Durst(5)	6,250
Lieuwe Boskma	1,200	*
Frank H. Laukien(6) c/o Bruker Daltonics Inc. 40 Manning Park Billerica, MA 01821	7,820,500	13.9%
Brandon Andries(7) c/o Virchow, Krause & Company, LLP P.O. Box 7398 Madison, WI 53707	2,345	*
Taylor J. Crouch(8) c/o Variagenics, Inc. 60 Hampshire Street Cambridge, MA 02139	15,900	*
Daniel S. Dross(9) 4433 McFarlin Blvd. Dallas, TX 75205	2,500	*
Jay T. Flatley(10) c/o Illumina, Inc. 9885 Towne Centre Drive San Diego, CA 92121	15,900	*
Tony W. Keller c/o Bruker Analytik GmbH Silberstreifen 4, 76287 Rheinstetten, Germany	3,000	*
Richard D. Kniss(11) 1985 Cowper Drive Palo Alto, CA 94301	37,000	*

All Directors and Executive Officers as a Group (12) (including the twelve individuals named above)	8,126,895	14.4%
Five percent stockholders
Dirk D. Laukien(13) 2634 Crescent Ridge Drive The Woodlands, TX 77381	7,657,000	13.6%
Isolde Laukien 8 Brigham Road Lexington, MA 02713	7,750,500	13.8%
Jörg C. Laukien Uhlandstrasse 10 D-76275 Ettlingen-Bruchhausen, Germany	7,750,500	13.8%
Marc M. Laukien 8 Crest View Road Bedford, MA 01730	7,550,500	13.4%
Entities affiliated with Thomas Weisel Capital Partners LLC(14) One Montgomery Street, Suite 3700 San Francisco, CA 94104	5,230,769	9.3%

*
Less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 56,180,338 shares of Common Stock outstanding as of March 17, 2003.

(2)
Includes options to purchase 137,000 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(3)
Includes options to purchase 6,250 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(4)
Includes options to purchase 16,000 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(5)
Includes options to purchase 6,250 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(6)
Includes options to purchase 60,000 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof. Also includes 292,535 shares owned by Robyn Laukien as to which Dr. Laukien has shared voting power.

(7)
Includes options to purchase 2,345 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(8)
Includes options to purchase 15,900 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(9)
Includes options to purchase 2,500 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof. Mr. Dross, one of the Company's directors, was, until May 2002, a partner in Thomas Weisel Partners Group LLC, of which Thomas Weisel Capital Partners LLC and Thomas Weisel Partners LLC are each wholly owned subsidiaries. Mr. Dross disclaims beneficial ownership of the shares held by the entities affiliated with Thomas Weisel Capital Partners.

(10)
Includes options to purchase 15,900 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(11)
Includes options to purchase 6,800 shares of Common Stock that are currently exercisable or become exercisable within 60 days of the date hereof.

(12)
Includes 45,450 shares of Common Stock beneficially owned by seven additional officers.

(13)
Includes 10,000 shares of Common Stock held by the Dirk D. Laukien Trust for Leah Laukien, dated June 1, 2000.

(14)
Includes 4,423,796 shares held by Thomas Weisel Capital Partners, L.P., 373,415 shares held by TWP CEO Founders' Circle (QP), L.P., 102,207 shares held by TWP CEO Founders' Circle (AI), L.P., 103,495 shares held by Thomas Weisel Capital Partners (Dutch), L.P., 103,495 shares held by Thomas Weisel Capital Partners (Dutch II), L.P., 40,257 shares held by Thomas Weisel Capital Partners Employee Fund, L.P., 66,873 shares held by TWP 2000 Co-Investment Fund, L.P. and 17,231 shares held by TWP Bruker Investors. Thomas Weisel Capital Partners LLC is the general partner or the managing member of the general partner of each of these entities, except TWP Bruker Investors. An officer of Thomas Weisel Capital Partners LLC is the managing partner of TWP Bruker Investors. As such, Thomas Weisel Capital Partners LLC may be deemed to exercise voting and investment power over the shares held by all of these entities.

Equity Compensation Plan Information

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,086,750	$2.75	350,875
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	2,086,750	$2.75	350,875

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliation and Stockholders

        We are affiliated with Bruker Physik AG, Bruker BioSpin Corporation, Bruker Analytik GmbH, Bruker Optics Inc., Bruker Daltonics Inc., Rhena Invest AG, Techneon AG, Bruker BioSpin Inc. and their respective subsidiaries, collectively referred to as the Bruker affiliated companies, through common control at the stockholder level. Our five largest current stockholders, Dirk D. Laukien, Frank

H. Laukien, Isolde Laukien, Joerg Laukien and Marc Laukien, are the controlling stockholders of these entities. Isolde Laukien is the mother of Dirk and Marc Laukien. Dirk, Frank, Joerg and Marc are brothers or half-brothers.

        Bruker BioSpin Corporation previously held all of the shares of Bruker AXS Inc. In June 1999, Isolde Laukien purchased 15,501,000 shares of Bruker AXS Inc. from Bruker BioSpin for $829,516, and Frank Laukien, Dirk Laukien and Marc Laukien each purchased 7,750,500 shares from Bruker BioSpin for $414,758. In November 1999, Joerg Laukien purchased 7,750,500 shares from Isolde Laukien for $414,758, resulting in the five Laukiens becoming equal stockholders of the Company. The share numbers set forth above have all been restated to reflect the stock split in March 2000. At the time of these sales, Bruker BioSpin Corporation was indirectly owned by the estate of Gunther Laukien; the beneficiaries of the estate were the five Laukiens.

        Frank H. Laukien, Ph.D., Chairman of our Board of Directors, is also Chairman of the Board of Directors, President and Chief Executive Officer of Bruker Daltonics, a director and President of Bruker BioSpin Corporation, and Co-Chief Executive Officer of the worldwide Bruker BioSpin family of companies, all Bruker affiliated companies. Dr. Laukien is also a director of various Bruker affiliated companies in Canada, Belgium and the Netherlands and beneficially owns directly or indirectly more than 10% of the stock of each Bruker affiliated company. Until March 31, 2000, he was also the Chief Executive Officer of Bruker AXS.

        Tony W. Keller, Ph.D., a director of Bruker AXS, is also a managing director of Bruker BioSpin GmbH and Bruker Elektronik GmbH, Co-Chief Executive Officer of the worldwide Bruker BioSpin family of companies as well as a director of Bruker BioSpin Australia, Canada, France, Israel, Italy and Switzerland, all of which are Bruker affiliated companies.

Sharing Agreement

        We have entered into a sharing agreement with thirteen of the Bruker affiliated companies, dated as of February 28, 2000. The sharing agreement provides for the sharing of specified intellectual property rights, services, facilities and other related items among the parties to the agreement. The following description of the sharing agreement is a summary and is qualified in its entirety by the provisions of the sharing agreement, a copy of which has been filed as an exhibit to the Company's registration statement on Form S-1 (No. 333-66066).

Name

        Pursuant to the terms of the sharing agreement, Bruker Analytik and Bruker Physik have granted to the other parties to the sharing agreement a perpetual, irrevocable, non-exclusive, royalty-free, non-transferable right and license to use the name "Bruker" in connection with the conduct and operation of their respective businesses, provided that the parties do not materially interfere with any other party's use of the name, do not take any action which would materially detract from the goodwill associated with the name and do not take any action which would cause a lien to be placed on the name or the parties' license rights. Until February 28, 2010, this license may become null and void with respect to a party if that party files, or has filed against it, a petition in bankruptcy, fails to comply with the relevant terms of the sharing agreement or suffers a major loss of its reputation in its industry or the marketplace.

Intellectual property

        The parties to the sharing agreement also may share technology and other intellectual property rights, as they existed on or prior to February 28, 2000, subject to the terms of the sharing agreement. In addition, under the sharing agreement each party, including us, has agreed to negotiate with any other party who wishes to obtain an agreement permitting such party to make a broader use of the first party's intellectual property that was in effect on or prior to February 28, 2000. However, no party has any obligation to enter into these agreements. We do not currently share any intellectual property pursuant to the sharing agreement or any sub-sharing agreements.

Distribution

        In various countries, including Belgium, Russia, Singapore, Spain and Thailand, we share in the worldwide distribution network of Bruker affiliated companies. The sharing agreement provides for the use of common distribution channels by the parties to the agreement. The terms and conditions of sale and the transfer pricing for any shared distribution will be on an arm's length basis as would be utilized in typical transaction with a person or entity not a party to the agreement. The sharing agreement also states that no common sales channel may have any exclusivity in any country or geographic area and that any party may establish its own sales channel in any country or geographic area upon notice to the other parties.

Services

        We also share various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various affiliates. These services are charged among us and the Bruker affiliated entities at arm's length conditions and pricing, according to individual Sub-Sharing Agreements.

        For the year ended December 31, 2002, Bruker BioSpin Corporation provided personnel, administrative and other services to us at a cost of $246,000.

Purchases and sales

        We have entered into a research and development supply agreement with Bruker S.A. in France regarding the development and supply of a low temperature attachment for the SMART line of products. It is anticipated that Bruker S.A. will supply the jointly developed product to us for worldwide distribution. This is the only product supplied to us by Bruker affiliated companies. We may, from time to time, distribute the products of other Bruker affiliated companies as part of customer orders.

        We supply a variety of our products to Bruker affiliated companies for resale at commercially reasonable arm's length conditions and pricing. For the year ended December 31, 2002, we sold to our affiliates products in the amount of $10.8 million. However, these sales were primarily for resale of our products by our affiliates as described above in the distribution paragraph. We believe that less than 10% of our future sales will be through our affiliates.

Sales of Preferred Stock

        Daniel S. Dross, a director of Bruker AXS, was a partner of Thomas Weisel Partners Group LLC, of which Thomas Weisel Capital Partners LLC and Thomas Weisel Partners LLC are each wholly owned subsidiaries. Thomas Weisel Capital Partners LLC is the general partner of Thomas Weisel Capital Partners, L.P.; TWP CEO Founders' Circle (AI), L.P.; TWP CEP Founders' Circle (QP), L.P.; Thomas Weisel Capital Partners Employees Fund, L.P. and TWP 2000 Co-Investment Fund, L.P., and the managing member of Thomas Weisel Capital Partners (Dutch) LLC, which is the general partner of Thomas Weisel Capital Partners (Dutch), L.P. and Thomas Weisel Capital Partners (Dutch II), L.P. Additionally, an officer of Thomas Weisel Capital Partners LLC is the managing partner of TWP Bruker Investors. These entities purchased, in the aggregate, 4,250,000 shares of the 5,625,000 shares of Series A convertible preferred stock in our preferred stock offering in January 2001. Upon consummation of the initial public offering of our Common Stock, all outstanding shares of preferred stock were converted into 6,923,077 shares of common stock.

ITEM 14. CONTROLS AND PROCEDURES

        Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements.
    (3)
    Exhibits.

              See (c) below

  (b)
  Reports on Form 8-K

          None.

  (c)
  List of Exhibits

NO.	DESCRIPTION OF DOCUMENTS
*3.1	Amended and Restated Certificate of Incorporation of the Registrant
*3.2	Amended and Restated By-laws of the Registrant
*4.1	Specimen stock certificate representing shares of common stock of the Registrant
*10.1	2000 Stock Option Plan
*10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant
*10.3	Shared Services Agreement dated September 26, 2000 between Bruker SA and Bruker AXS SA
*+10.4	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems
*+10.5	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended
*+10.6	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik
*+10.7	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments

NO.	DESCRIPTION OF DOCUMENTS
*+10.8	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments
*+10.9	Lease in Karlsruhe dated December 2, 1997 between Bruker AXS GmbH and Siemens Industriepark Karlsruhe GmbH & Co. oHG
*+10.10	Strategic Alliance Agreement dated March 12, 2001 between the Registrant and Affinium Pharmaceuticals, formerly known as Integrative Proteomics, Inc.
*+10.11	Purchase Agreement dated April 10, 2001 by and among Delft Instruments N.V., Delft Instruments Nederland B.V., Delft Instruments France SA, Delft Instruments International B.V., Enfarm B.V., Nonius Inc., Delft Instruments BRD GmbH, Delft Instruments UK Ltd., Nonius B.V., Nonius Company LP, Nonius UK Ltd., Nonius GmbH and Nonius France Sarl, the Registrant, Bruker AXS GmbH, Bruker AXS SA and Bruker UK Ltd.
*10.12	Services Agreement dated April 10, 2001 between Delft Instruments, N.V. and the Registrant
*10.13	Managing Director Contract, dated July 1, 2000, between the Registrant and Martin Haase
*+10.14	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt
*+10.15	Strategic Alliance Agreement dated October 2, 2001 between the Registrant and GeneFormatics Incorporated
*10.16	Lease in Karlsruhe dated August 1, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin and München
*10.17	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.
*+10.18	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.
*10.19	Separation Agreement and General Release dated November 7, 2001 between the Registrant and John Bourke.
*+10.20	Purchase Agreement dated October 24, 2001 between Bruker AXS GmbH and Siemens Industriepark Karlsruhe GmbH & Co. oHG
*21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on page S-1)
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

        (d) Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders
of Bruker AXS Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 25, 2003, appearing in the 2002 Annual Report on Form 10-K, also included an audit of the financial statement schedule included in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 25, 2003

Schedule II—Valuation and Qualifying Accounts

Bruker AXS Inc.
(in thousands)

Classifications	Balance at Beginning of Period	Additions Charged to Expense	Acquisitions	Deductions(1)	Currency Translation Effects	Balance at End of Period
Deducted in the balance sheet from the assets to which they apply:
For the year ended December 31, 2002
Allowance for doubtful accounts	$453	$220	$—	$(33)	$74	$714
Allowance for excess and obsolete inventory	$1,366	$662	$590	$(978)	$171	$1,811
Valuation allowance for deferred taxes	$—	$707	$—	$—	$—	$707
For the year ended December 31, 2001
Allowance for doubtful accounts	$610	$243	$105	$(482)	$(23)	$453
Allowance for excess and obsolete inventory	$1,157	$380	$176	$(306)	$(41)	$1,366
Valuation allowance for deferred taxes	$—	$—	$—	$—	$—	$—
For the year ended December 31, 2000
Allowance for doubtful accounts	$493	$715	$—	$(562)	$(36)	$610
Allowance for excess and obsolete inventory	$984	$362	$—	$(119)	$(70)	$1,157
Valuation allowance for deferred taxes	$—	$—	$—	$—	$—	$—

(1)
Represents write-off of bad debts, net of recoveries

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER AXS INC.
By:	/s/ MARTIN HAASE, PH.D. Name: Martin Haase, Ph.D. Title: President and Chief Executive Officer Date: March 21, 2003

        We, the undersigned officers and directors of Bruker AXS Inc., hereby severally constitute and appoint Martin Haase, Ph.D. and Laura A. Francis to sign for us and in our names in the capacities indicated below, the report on Form 10-K filed herewith and any and all amendments to such report, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D.	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003
/s/ LAURA A. FRANCIS Laura A. Francis	Chief Financial Officer, Treasurer, and Investor Relations Officer (Principal Financial and Accounting Officer)	March 21, 2003
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	Chairman of the Board	March 21, 2003
/s/ TONY W. KELLER Tony W. Keller	Director	March 21, 2003
/s/ BRANDON D. ANDRIES Brandon D. Andries	Director	March 21, 2003
/s/ TAYLOR J. CROUCH Taylor J. Crouch	Director	March 21, 2003
/s/ JAY T. FLATLEY Jay T. Flatley	Director	March 21, 2003
/s/ DANIEL S. DROSS Daniel S. Dross	Director	March 21, 2003
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 21, 2003

CERTIFICATION

I, Martin Haase, certify that:

1.
I have reviewed this annual report on Form 10-K of Bruker AXS Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Laura Francis, certify that:

1.
I have reviewed this annual report on Form 10-K of Bruker AXS Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)