Form 10-Q
period 2003-03-31
BRUKER AXS INC
filed 2003-05-12
CIK 1134224

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of May 9, 2003 there were 55,722,638 shares of the Registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Bruker AXS Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,634	$52,651
Accounts receivable, net	18,022	20,803
Inventories	35,056	34,130
Prepaid expenses	1,199	1,028
Other current assets	2,049	876
Deferred income taxes	1,669	1,601

Total current assets	106,629	111,089
Property and equipment, net	20,927	20,706
Restricted cash	133	128
Goodwill, net	3,093	3,093
Intangible assets—trademarks and tradenames, net	250	250
Investments in other companies	700	700
Other assets	641	756
Deferred income taxes	2,329	2,329

Total assets	$134,702	$139,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$422	$1,813
Current portion of long-term debt	1,103	1,240
Accounts payable	11,344	11,073
Other current liabilities	20,968	24,587

Total current liabilities	33,837	38,713
Other long-term liabilities	544	517
Long-term debt	9,423	9,320
Accrued pension	5,279	4,858
Minority interest in consolidated subsidiary	119	80
Commitments and contingences (Note 12)
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, 0 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,180,338 shares issued at March 31, 2003 and December 31, 2002	562	562
Additional paid-in capital	87,136	87,169
Accumulated deficit	(3,227)	(2,448)
Treasury stock, at cost, 457,700 shares at March 31, 2003 and December 31, 2002	(1,096)	(1,096)
Accumulated other comprehensive income	2,125	1,376

Total shareholders' equity	85,500	85,563

Total liabilities and shareholders' equity	$134,702	$139,051

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net sales	$28,954	$23,796
Cost of sales	17,290	14,678

Gross profit	11,664	9,118

Operating expenses:
Research and development	2,544	2,113
General and administrative	1,917	1,598
Marketing and selling	6,497	4,668
Merger related costs (Note 13)	1,286	—

Total operating expenses	12,244	8,379

Operating (loss) income	(580)	739
Other expense (income):
Interest income	(155)	(233)
Interest expense—third party	95	61
Interest expense—related party	—	1
Other (income) expense	(144)	406

(Loss) income before income taxes, minority interest in subsidiary and cumulative effect of change in accounting principle	(376)	504
Income tax expense	364	195

(Loss) income before minority interest in subsidiary and cumulative effect of change in accounting principle	(740)	309
Minority interest in subsidiary	39	(1)

(Loss) income before cumulative effect of change in accounting principle	(779)	310
Cumulative effect of change in accounting principle, net of taxes	—	617

Net loss	$(779)	$(307)

Basic and diluted earnings (loss) per share:
(Loss) income before cumulative effect of change in accounting principle, net of taxes	$(0.01)	$0.01
Cumulative effect of change in accounting principle, net of taxes	—	(0.01)

Net loss	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(779)	$(307)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,256	706
Deferred income taxes	(60)	(4)
Provision for doubtful accounts	—	98
Stock compensation	(34)	(45)
Cumulative effect of change in accounting principle	—	617
Minority interest in consolidated subsidiary	39	(1)
Loss on disposal of property and equipment	179	—
Changes in operating assets and liabilities:
Accounts receivable	3,228	(1,978)
Inventories	(592)	(1,554)
Other assets and prepaid expenses	(1,196)	(374)
Accounts payable	(114)	3,301
Accrued pension	217	211
Other current liabilities	(4,076)	(3,023)

Net cash used in operating activities	(1,932)	(2,353)

Cash flows used in investing activities:
Purchase of property and equipment	(544)	(8,041)

Net cash used in investing activities	(544)	(8,041)

Cash flows provided by financing activities:
(Repayment of)/proceeds from line of credit	(1,425)	1,913
Issuance of long-term debt	—	4,550
Payment of long-term debt	(253)	—
Proceeds from issuance of common stock, net of issuance costs	—	8,136
Cash contributions from minority shareholders	—	21

Net cash (used in) provided by financing activities	(1,678)	14,620

Effect of exchange rate changes on cash	137	58

Net (decrease) increase in cash and cash equivalents	(4,017)	4,284
Cash and cash equivalents at beginning of period	52,651	48,787

Cash and cash equivalents at end of period	$48,634	$53,071

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

        The condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet data as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        Although management believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

  Stock-based compensation

        The Company has a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost has been recognized for options granted to employees, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss (in thousands) and earnings (loss) per share if the Company had applied the fair value recognition provision under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(779)	$(307)
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(152)	(128)

Net loss, pro forma	$(931)	$(435)

Earnings (loss) per share:
Basic and diluted, as reported	$(0.01)	$(0.01)

Basic and diluted, pro forma	$(0.02)	$(0.01)

  Warranty costs and deferred revenue

        The Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one year warranty is accrued upon recognition of the sale and is included as a current liability. The Company also offers its customers an extended warranty and service agreement extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty agreement.

        Changes in the warranty and deferred revenue accruals for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Warranty and deferred revenue accruals at December 31	$7,848	$5,378
Accruals for warranties issued during the period	659	1,069
Accruals related to pre-existing warranties	(112)	(33)
Cost incurred on extended warranties	552	513
Deferred revenue from extended warranties	1,087	1,175
Settlements of warranty claims	(2,569)	(1,680)
Amortization of extended warranties	(1,370)	(1,339)
Foreign currency impact	71	(47)

Warranty and deferred revenue accruals at March 31	$6,166	$5,036

  Accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003. SFAS No. 143 did not have a material effect on the results of operations or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. This statement replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company elected not to early adopt SFAS No. 146. The adoption of this statement did not have a material effect on the results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statement for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in 2002 and the interim disclosure provision of SFAS No. 148 in 2003. The Company will continue apply the disclosure only provisions of both SFAS No. 123 and SFAS No. 148.

3. Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. For the three months ended March 31, 2003, the Company's effective tax rate was 96.8% due to merger related costs which are not expected to be tax deductible.

4. Inventories

        Inventories were comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$12,022	$10,460
Work-in-process	11,019	9,895
Finished goods	8,166	10,652
Service parts	3,849	3,123

Total inventories	$35,056	$34,130

5. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the three months ended March 31, 2003 are as follows (in thousands):

Balance as of December 31, 2001	$3,099
Goodwill of acquired business	907
Transitional impairment loss	(1,046)
Purchase price adjustments	69
Currency impact	64

Balance as of December 31, 2002	3,093
Currency impact	—

Balance as of March 31, 2003	$3,093

6. Debt

        As of March 31, 2003, the Company was in violation of a certain debt covenant related to the letter of credit for the $2,200,000 industrial revenue bond. The financial institution has waived the remedies available to it in connection with such violation. This waiver applies for the quarterly measurement periods ending March 31, 2003 through December 31, 2003.

7. Other (Income) Expense

        Other (income) expense was comprised of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Exchange (gains) losses on foreign currency transactions	$(121)	$223
(Appreciation) depreciation of the fair value of derivative financial instruments	(202)	183
Loss on disposal of equipment	179	—

Total other (income) expense	$(144)	$406

Bruker AXS Inc.

Notes to Condensed Consolidated Financial Statements

8. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares and, if applicable, common stock equivalents which would arise from the exercise of stock options. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share (in thousands, except share data):

	Three Months Ended March 31,
	2003	2002
Net (loss) income:
Net (loss) income before cumulative effect of change in accounting principle	$(779)	$ 310
Cumulative effect of change in accounting principle, net of taxes	—	617

Net loss	$(779)	$(307)

Weighted average shares outstanding:
Weighted average shares outstanding-basic	55,722,638	56,030,338
Effect of dilutive securities:
Stock options	—	443,502

Weighted average shares outstanding-diluted	55,722,638	56,473,840

        For the three months ended March 31, 2003, 1,198,950 common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share.

9. Comprehensive Income (Loss)

        Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(779)	$(307)
Other comprehensive (loss) income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	4	7
Foreign currency translation adjustments	746	(71)

Total comprehensive loss	$(29)	$(371)

10. Restructuring Charge

        In the third quarter of 2002, the Company implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1,767,256 ($1,042,681, net of tax) in the third quarter of 2002.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of March 31, 2003 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance of accrual as of December 31, 2002	390	—	313	—	703
Cash payments	(53)	—	(64)	—	(117)
Currency impact	11	—	12	—	23

	$348	$—	$261	$—	$609

        Due to the impact of certain German regulatory requirements applicable to the benefits of our German employees, the workforce reduction accrual will not be fully paid until 2008.

11. Acquisition

  MAC Science Ltd.

        On May 13, 2002, the Company acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The results of the MAC Science operation have been included in the accompanying consolidated financial statements since the date of acquisition.

        The following unaudited pro forma income statement information (in thousands, except per share data) assumes that the acquisition had taken place as of the beginning of the period presented, in accordance with SFAS No. 141, "Business Combinations."

Three Months Ended March 31, 2002
Net sales	$27,203
Income before cumulative effect of change in accounting principle	1,062
Net income	445
Basic and diluted earnings per share	0.01

        The unaudited pro forma combined income statement information has been prepared for informational purposes only and may not be indicative either of the operating results that actually would have resulted had the acquisition been made at the beginning of the period presented or of the operating results that may occur subsequent to the acquisition.

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

13. Subsequent events

  Bruker Daltonics Merger

        On April 4, 2003, the Company entered into a definitive merger agreement with Bruker Daltonics Inc., an affiliate of the Company, pursuant to which the Company will merge into Bruker Daltonics, if the agreement is approved by the shareholders of both companies. At the effective time of the merger, each outstanding share of common stock of the Company will be converted into the right to receive, at the election of the holder, either 0.63 of a share of Bruker Daltonics common stock or consideration designed to be of substantially equivalent value, payable 75% in Bruker Daltonics common stock and 25% in cash. Outstanding shares of Bruker Daltonics common stock will not be changed in the merger.

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders, will be accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders will be accounted for using the purchase method of accounting, or at fair value, in manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets will be accounted for as goodwill.

        The definitive merger agreement was signed following unanimous recommendations of the special committees of the Board of Directors of Bruker Daltonics and the Company and unanimous approval by the Board of Directors of each company. The transaction is subject to approval by the shareholders of each company and other regulatory and customary conditions. The five affiliated shareholders who hold in excess of 50% of the outstanding common stock of each company, have entered into Voting Agreements with each company pursuant to which each such person has, among other things, agreed to vote all shares of common stock of Bruker Daltonics and the Company beneficially owned by such person in favor of the merger. The Company anticipates that the merger will close during the summer of 2003. During the first quarter of 2003, the Company has incurred costs of $1,286,000 in connection to this transaction.

        This merger is intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The combined company will also offer a significantly broader technology base, a greatly increased distribution, sales and service infrastructure and a more diversified customer base.

  Baltic Scientific Instruments Ltd. Acquisition

        On April 2, 2003, the Company acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. ("BSI"), a Riga, Latvia-based company, for $215,000. BSI focuses on solid state x-ray detector technology for materials research and elemental composition and has been a supplier to the Company since 2001. This acquisition gives both companies the opportunity to explore additional research and development projects.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

Net sales

        Net sales for the three months ended March 31, 2003 increased $5.2 million, or 21.7%, to $29.0 million compared to $23.8 million for the three months ended March 31, 2002. The increase in net sales was due primarily to the favorable impact of currency fluctuations experienced in the first quarter of 2003, which effectively increased our revenues by approximately $3.6 million as compared to the prior year quarter. In addition, net sales increased by $1.6 million due to the acquisition of MAC Science Ltd. We had strong sales in our X-ray fluorescence systems, specifically due to the market's acceptance of the S4 PIONEER, which was introduced in the fourth quarter of 2001. Furthermore, aftermarket sales increased from the prior year quarter particularly in the life sciences product line. Aftermarket sales consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. These sales increases were, however, mitigated by lower average selling prices since the mix of business was skewed to lower priced systems.

Cost of sales

        Cost of sales for the three months ended March 31, 2003 increased $2.6 million, or 17.8%, to $17.3 million compared to $14.7 million for the three months ended March 31, 2002. Currency fluctuations increased our cost of sales by approximately $2.1 million and the addition of the MAC Science operation in our March 31, 2003 results increased our cost of sales by approximately $0.9 million. These increases were offset by decreases in warranty expense.

        The gross margin on sales was 40.3% for the three months ended March 31, 2003 compared to 38.3% for the three months ended March 31, 2002. Gross margins improved in X-ray diffraction and X-ray fluorescence due to a combination of redesign to cost measures as well as an increase in higher margin distributor sales. We also increased gross margins on aftermarket sales through improved productivity and pricing. The overall increase in gross margins was offset by a decrease in life science systems gross margins due to overcapacity in our production operations from soft sales.

Research and development

        Research and development expenses for the three months ended March 31, 2003 increased $0.4 million, or 20.4%, to $2.5 million compared to $2.1 million for the three months ended March 31, 2002. Research and development expenses increased $0.3 million due to currency fluctuations as compared to the same period in the prior year. In addition, research and development expenses increased by $0.2 million due to the acquisition of MAC Science. These increases were offset by cost reduction initiatives taken in 2002 and 2003 including reducing headcount and canceling or postponing lower priority projects. As a percentage of net sales, research and development expenses were 8.8% for the three months ended March 31, 2003 compared to 8.9% for the three months ended March 31, 2002.

General and administrative

        General and administrative expenses for the three months ended March 31, 2003 increased $0.3 million, or 20.0%, to $1.9 million compared to $1.6 million for the three months ended March 31, 2002. General and administrative expenses increased $0.2 million due to currency fluctuations as compared to the same period in the prior year. The remaining increase in general and administrative expenses is due to the addition of two sales subsidiaries. As a percentage of net sales, general and administrative expenses were 6.6% for the three months ended March 31, 2003 compared to 6.7% for the three months ended March 31, 2002.

Marketing and selling

        Marketing and selling expenses for the three months ended March 31, 2003 increased $1.8 million, or 39.2%, to $6.5 million compared to $4.7 million for the three months ended March 31, 2002. Marketing and selling expenses increased by $0.8 million due to currency fluctuations as compared to the same period in the prior year. The increase in marketing and selling expenses was also due in part to an increase in sales to distributors which have higher commissions. Additionally, approximately $0.2 million of the increase related to the MAC Science acquisition. As a percentage of net sales, marketing and selling expenses were 22.4% for the three months ended March 31, 2003 compared to 19.6% for the three months ended March 31, 2002.

Merger related costs

        In April 2003, we entered into a definitive merger agreement with Bruker Daltonics Inc., an affiliate of the Company, pursuant to which the Company will merge into Bruker Daltonics, if the agreement is approved by the shareholders of both companies. In connection with this transaction, we incurred during the first quarter approximately $1.3 million of merger related costs for legal fees, investment banker fees, accountant fees and fees to an independent Special Committee of the Board of Directors. Merger related costs are not expected to be tax deductible.

Interest (income) expense

        Interest income for the three months ended March 31, 2003 decreased $78,000, or 33.5%, to $155,000 compared to $233,000 for the three months ended March 31, 2002. The decrease was due primarily to lower interest rates in addition to a lower cash balance. Additionally, interest expense for the three months ended March 31, 2003 increased $33,000, or 53.2%, to $95,000 compared to $62,000 for the three months ended March 31, 2002. The increase was due primarily to an increase in debt.

Other (income) expense

        Other income for the three months ended March 31, 2003 increased $550,000, or 135.5%, to $144,000 compared to other expense of $406,000 for the three months ended March 31, 2002. The increase was the result of interest rate and foreign currency fluctuations on the derivative financial instruments of $385,000. In addition, other income increased by $344,000 due to gains on foreign currency transactions. Lastly, there was a loss of $179,000 related to the disposal of equipment.

Income tax expense

        Income tax expense for the three months ended March 31, 2003 increased $169,000, or 86.7%, to $364,000 compared to $195,000 for the three months ended March 31, 2002. Our effective tax rate was 96.8% for the three months ended March 31, 2003 and 38.7% for the three months ended March 31, 2002. The increase in our effective tax rate was due primarily to merger related costs which are not expected to be tax deductible.

Minority interest

        Minority interest in subsidiary for the three months ended March 31, 2003 increased $40,000 to expense of $39,000 compared to income of $1,000 for the three months ended March 31, 2002. The minority interest relates to Incoatec GmbH, a German entity, which began operation in February 2002. The minority interest in subsidiary represents the minority shareholders' proportionate share of net income (loss) for the three months ended March 31, 2003 and 2002. The increase in the minority interest expense is due to Incoatec being profitable for the three months ended March 31, 2003 compared to incurring losses for the period ended March 31, 2002.

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

        Of the total restructuring charge, approximately $0.5 million related to involuntary and voluntary employee termination benefits for personnel reductions in all operating areas. Under the restructuring program, we reduced our workforce by 19 employees, or approximately 5% of the total workforce in the United States, Germany and United Kingdom. The restructuring charge also included approximately $0.7 million for the write-off of property and equipment as a result of ceasing production at our facility located in the United Kingdom. Beginning in the fourth quarter of 2002, all products that were produced in the United Kingdom are being produced at the production facility in Germany. In addition, approximately $0.5 million of the restructuring charge consisted of penalties for terminating contracts for outsourced inventory and information technology services which we now provide internally. The remaining $0.1 million consisted of engineering inventory that was written off as a result of the termination of a research and development project.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of March 31, 2003 (in thousands).

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance of accrual as of December 31, 2002	390	—	313	—	703
Cash payments	(53)	—	(64)	—	(117)
Currency impact	11	—	12	—	23

	$348	$—	$261	$—	$609

        We expect the remaining accrual for the contractual obligations to be paid by the end of the first quarter 2004. Due to the impact of certain German regulatory requirements applicable to the benefits of our German employees, the workforce reduction accrual will not be fully paid until 2008.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2003, we had cash and cash equivalents of $48.6 million and working capital of $72.8 million. Historically, we have financed our growth through a combination of debt financing and the issuance of our common and preferred stock.

        During the three months ended March 31, 2003, we used $1.9 million of cash in operating activities. Our use of cash was primarily due to a decrease in other current liabilities, primarily comprised of customer advances and deferred revenue, and an increase in other assets and prepaid expenses. These uses of cash were partially offset by a decrease in accounts receivable. During the three months ended March 31, 2002, we used $2.4 million of cash in operating activities. Our use of cash was primarily due to increases in accounts receivables and inventories related to sales growth and decreases in other current liabilities, primarily comprised of customer advances. These uses of cash were partially offset by increases in accounts payable.

        We used $0.5 million for capital expenditures in the three months ended March 31, 2003. These capital expenditures were for the addition of a stockroom at our facility in Karlsruhe, Germany and software implementation and development costs. We used $8.0 million for capital expenditures in the three months ended March 31, 2002. In February 2002, we purchased our Karlsruhe, Germany facility, land and adjacent lot for approximately $6.7 million. In addition, we moved our operations in the Netherlands to a new facility which resulted in approximately $0.7 million of capital expenditures. We made these capital expenditures to improve productivity and expand manufacturing capacity.

        On April 2, 2003, we acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. ("BSI"), a Riga, Latvia-based company, for $215,000. BSI focuses on solid state x-ray detector technology for materials research and elemental composition and has been one of our suppliers since 2001. This acquisition gives both companies the opportunity to explore additional research and development projects. In addition, the relationship provides additional opportunities for us to improve our gross margin.

        During the three months ended March 31, 2003, cash flows used in financing activities totaled $1.7 million and included primarily payments on our line of credit of $1.4 million and long-term debt of $0.3 million. During the three months ended March 31, 2002, cash flows provided by financing activities totaled $14.6 million and included primarily the issuance of common stock and debt. We issued and sold 1,350,000 shares of our common stock for $8.1 million, net of issuance costs. We also issued $4.4 million of debt for the purchase of our Karlsruhe, Germany facility. Further, we received $1.9 of borrowings from our lines of credit.

        Currently, we have both long-term and short-term debt outstanding. As of March 31, 2003, our long-term debt from banks in the U.S., Germany and Japan totaled $10.5 million. The interest rate on our long-term debt ranges from 1.19% to 4.90%. As of March 31, 2003, we had $0.4 million of borrowings on a line of credit from a bank. We had unused borrowings under our lines of credit of approximately $6.8 million. The interest rate on our line of credit outstanding is 0.90%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2003, the latest measurement date, we were in violation with a certain financial covenant and, accordingly, we obtained a waiver from the financial institution.

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

ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. We believe SFAS No. 143 will not have a material effect on our results of operations or financial position.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the annual disclosure provision of SFAS No. 148 in 2002 and the interim disclosure provision of SFAS No. 148 in 2003. We will continue apply the disclosure only provisions of both SFAS No. 123 and SFAS No. 148.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first three months of 2003, the U.S. dollar continued to weaken against the euro. This significantly increased our consolidated revenue growth by $3.6 million, or 12.4%, as expressed in U.S. dollars. In the first three months of 2002, the U.S. dollar was strengthening against the euro and fluctuations in foreign currencies had a moderate impact on our consolidated revenue growth rate of $0.8 million, or 3.5%, as expressed in U.S. dollars. In addition, the currency fluctuations resulted in accumulated foreign currency translation gains of approximately $2,254,000 and $1,508,000 at March 31, 2003 and December 31, 2002, respectively. These gains are included as a component of accumulated other comprehensive income.

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At March 31, 2003 or December 31, 2002, there were no foreign currency forward contracts outstanding. Additionally, there were no material non-functional currency denominated financial instruments which would expose us to foreign exchange risk outstanding at March 31, 2003 or December 31, 2002.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange (gains) losses were approximately ($121,000) and $223,000 for the three months ended March 31, 2003 and 2002, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $972,000 or ($795,000), respectively.

        During the first half of 2002, we also had foreign-denominated intercompany lines of credit that impacted our transaction gains and losses. However, on July 12, 2002, we restructured our intercompany debt given that settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other expense (income) within the statement of operations but instead are recorded as a component of accumulated other comprehensive income within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1,448,000 or ($1,184,000), respectively.

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

        In the U.S., we have entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this agreement is to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive loss. The fair value of the instrument was a liability of approximately $129,000 and $133,000, net of tax, at March 31, 2003 and December 31, 2002, respectively.

        In Germany, we have entered into financial instruments currently not designated as hedges. In April 2002, we entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the fiscal year ending September 30, 1999, we entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market. The fair value of the instruments (appreciated) depreciated ($202,000) and $183,000 for the three months ended March 31, 2003 and 2002, respectively. The fair value of the instruments was a liability of approximately $123,000 and $315,000 as of March 31, 2003 and December 31, 2002.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

ITEM 4: Controls and Procedures

        Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within entities.

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

ITEM 2: Changes in Securities and Use of Proceeds

        On December 13, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 10,350,000 shares of our common stock (including the over-allotment option) for net proceeds of approximately $60.7 million. The following table sets forth our cumulative use of the net offering proceeds as of March 31, 2003:

Purchase of real estate	$2.6 million
Leasehold improvements and other	$1.2 million
Purchase and implementation of computer software	$0.8 million
Acquisition	$0.3 million
Merger related costs	$0.5 million
Repayment of indebtedness	$10.9 million
Working capital	$1.6 million

Total	$17.9 million

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

ITEM 3: Defaults Upon Senior Securities

        None.

ITEM 4: Submission of Matters to a Vote of Security Holders

        None.

ITEM 5: Other Information

        None.

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    We did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER AXS INC.
Date: May 12, 2003	By:	/s/ MARTIN HAASE Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2003	By:	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ MARTIN HAASE Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.