Form 10-Q
period 2003-06-30
BRUKER AXS INC
filed 2003-08-12
CIK 1134224

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO

Commission File Number 000 - 33357

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

Yes ☐        No ☒

As of August 8, 2003 there were no shares of the Registrant's common stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Bruker AXS Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,054	$52,651
Accounts receivable, net	20,365	20,803
Inventories	35,159	34,130
Prepaid expenses	1,243	1,028
Other current assets	2,395	876
Deferred income taxes	1,601	1,601

Total current assets	108,817	111,089
Property and equipment, net	22,266	20,706
Restricted cash	140	128
Goodwill, net	3,298	3,093
Intangible assets — trademarks and tradenames, net	250	250
Investments in other companies	700	700
Other assets	548	756
Deferred income taxes	2,418	2,329

Total assets	$138,437	$139,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,407	$1,813
Current portion of long-term debt	1,207	1,240
Accounts payable	11,372	11,073
Other current liabilities	24,096	24,587

Total current liabilities	38,082	38,713
Other long-term liabilities	562	517
Long-term debt	9,305	9,320
Accrued pension	5,766	4,858
Minority interest in subsidiaries	124	80
Commitments and contingences (Note 12)
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, 0 shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,180,338 shares issued at June 30, 2003 and December 31, 2002	562	562
Additional paid-in capital	87,147	87,169
Accumulated deficit	(5,177)	(2,448)
Treasury stock, at cost, 457,700 shares at June 30, 2003 and December 31, 2002	(1,096)	(1,096)
Accumulated other comprehensive income	3,162	1,376

Total shareholders' equity	84,598	85,563

Total liabilities and shareholders' equity	$138,437	$139,051

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net sales	$26,478	$24,035	$55,432	$47,831
Cost of sales	15,841	14,660	33,131	29,338

Gross profit	10,637	9,375	22,301	18,493

Operating expenses:
Research and development	3,181	2,802	5,725	4,915
General and administrative	2,102	2,014	4,019	3,612
Marketing and selling	6,569	5,058	13,066	9,726
Merger related costs (Note 11)	2,132	—	3,418	—

Total operating expenses	13,984	9,874	26,228	18,253

Operating (loss) income	(3,347)	(499)	(3,927)	240
Other expense (income):
Interest income	(144)	(181)	(299)	(414)
Interest expense — third party	124	61	219	122
Interest expense — related party	—	1	—	2
Other income	(280)	(1,391)	(424)	(985)

(Loss) income before income taxes, minority interest in subsidiaries and cumulative effect of change in accounting principle	(3,047)	1,011	(3,423)	1,515
Income tax (benefit) expense	(1,051)	404	(687)	599

(Loss) income before minority interest in subsidiaries and cumulative effect of change in accounting principle	(1,996)	607	(2,736)	916
Minority interest in subsidiaries	(46)	(1)	(7)	(2)

(Loss) income before cumulative effect of change in accounting principle	(1,950)	608	(2,729)	918

Cumulative effect of change in accounting principle, net of taxes	—	—	—	617

Net (loss) income	$(1,950)	$608	$(2,729)	$301

Basic and diluted earnings (loss) per share:
(Loss) income before cumulative effect of change in accounting principle, net of taxes	$(0.03)	$0.01	$(0.05)	$0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.01)

Net (loss) income	$(0.03)	$0.01	$(0.05)	$0.01

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,729)	$301
Adjustments to reconcile net (loss) income to cash flows used in operating activities:
Depreciation and amortization	2,579	1,506
Deferred income taxes	(57)	(393)
Provision for doubtful accounts	(118)	221
Stock compensation	(22)	(139)
Cumulative effect of change in accounting principle	—	617
Minority interest in consolidated subsidiaries	(7)	(2)
Loss on disposal of property and equipment	179	—
Changes in operating assets and liabilities:
Accounts receivable	1,766	(2,522)
Inventories	185	(3,488)
Other assets and prepaid expenses	(1,476)	(576)
Accounts payable	(633)	922
Accrued pension	445	404
Other current liabilities	(1,949)	(901)

Net cash used in operating activities	(1,837)	(4,050)

Cash flows from investing activities:
Purchase of property and equipment	(1,795)	(9,838)
Acquisition of Baltic Scientific Instruments Ltd., net of cash acquired	(138)	—
Acquisition of MAC Science Ltd.	—	(274)

Net cash used in investing activities	(1,933)	(10,112)

Cash flows from financing activities:
(Repayment of)/proceeds from line of credit, net	(465)	1,554
Issuance of long-term debt	—	6,883
Payment of long-term debt	(754)	—
Proceeds from issuance of common stock, net of issuance costs	—	8,136
Cash contributions from minority shareholders	—	21

Net cash (used in) provided by financing activities	(1,219)	16,594

Effect of exchange rate changes on cash	392	(546)
Net (decrease) increase in cash and cash equivalents	(4,597)	1,886
Cash and cash equivalents at beginning of period	52,651	48,787

Cash and cash equivalents at end of period	$48,054	$50,673

The accompanying notes are an integral part of these financial statements.

Bruker AXS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

        Bruker AXS Inc. (the "Company") designs, manufactures, distributes and services systems and provides complete solutions in X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. On July 1, 2003, the Company merged with and into Bruker BioSciences Corporation (formerly Bruker Daltonics Inc.) with Bruker BioSciences surviving the merger (Note 11).

        The financial statements represent the consolidated accounts of Bruker AXS Inc. and its wholly- and majority-owned subsidiaries prior to its merger with Bruker BioSciences on July 1, 2003. All significant intercompany transactions and balances have been eliminated.

        The condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet data as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(1,950)	$608	$(2,729)	$301
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(147)	(156)	(299)	(284)

Net (loss) income, pro forma	$(2,097)	$452	$(3,028)	$17

Earnings (loss) per share:
Basic and diluted, as reported	$(0.03)	$0.01	$(0.05)	$0.01

Basic and diluted, pro forma	$(0.04)	$0.01	$(0.05)	$0.00

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

        Changes in the warranty and deferred revenue accruals for the six months ended June 30, 2003 and 2002 are as follows (in thousands):

	2003	2002
Warranty and deferred revenue accruals at December 31	$7,848	$5,378
Accruals for warranties issued during the period	1,538	2,305
Accruals related to pre-existing warranties	(320)	(69)
Cost incurred on extended warranties	652	628
Deferred revenue from extended warranties	2,531	2,672
Settlements of warranty claims	(2,152)	(2,431)
Amortization of extended warranties	(4,159)	(2,630)
Foreign currency impact	193	210

Warranty and deferred revenue accruals at June 30	$6,131	$6,063

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

3. Income Taxes

        The income tax provision is determined by applying an estimated annual effective income tax rate to income before income taxes. During the three months ended June 30, 2003, the Company determined that a portion of the merger related costs are deductible in accordance with the Internal Revenue Code. As a result, the effective tax rate was 34.5% and 20.1%, respectively, for the three and six months ended June 30, 2003. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits.

4. Inventories

        Inventories were comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$12,637	$10,460
Work-in-process	10,137	9,895
Finished goods	8,549	10,652
Service parts	3,836	3,123

Total inventories	$35,159	$34,130

5. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the six months ended June 30, 2003 are as follows (in thousands):

Balance as of December 31, 2001	$3,099
Goodwill of acquired business	907
Transitional impairment loss	(1,046)
Purchase price adjustments	69
Currency impact	64

Balance as of December 31, 2002	3,093
Goodwill of acquired business	208
Currency impact	(3)

Balance as of June 30, 2003	$3,298

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Bruker Nonius reporting unit of $1,046,000 ($617,000, net of tax). The impairment loss was recorded as a cumulative effect of change in accounting principle on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2002.

6. Debt

        In May 2003, the Company entered into a line of credit agreement in Japan with a bank for approximately $421,000. The line of credit extends to May 2004 with interest payments due biannually. The line of credit bears interest at a fixed rate of 0.87%.

        As of June 30, 2003, the Company was in violation of a certain debt covenant related to the $2,200,000 industrial revenue bond included in long-term debt. The financial institution has waived the remedies available to it in connection with such violation. This waiver applies for the quarterly periods ending March 31, 2003 through December 31, 2003.

7. Other Income

        Other income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Exchange gains on foreign currency transactions	$(14)	$(1,529)	$(135)	$(1,306)
(Appreciation) depreciation of the fair value of derivative financial instruments	(266)	138	(468)	321
Loss on disposal of equipment	—	—	179	—

Total other income	$(280)	$(1,391)	$(424)	$(985)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income:
Net (loss) income before cumulative effect of change in accounting principle	$(1,950)	$608	$(2,729)	$918
Cumulative effect of change in accounting principle, net of taxes	—	—	—	617

Net (loss) income	$(1,950)	$608	$(2,729)	$301

Weighted average shares outstanding:
Weighted average shares outstanding—basic	55,722,638	56,180,338	55,722,638	56,105,338
Effect of dilutive securities:
Stock options	—	179,981	—	311,742

Weighted average shares outstanding—diluted	55,722,638	56,360,319	55,722,638	56,417,080

        Common shares issuable upon the exercise of stock options of 1,429,173 and 1,429,456 for the three and six months ended June 30, 2003, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share due to net losses for such periods.

        Common shares issuable upon the exercise of stock options of 485,787 and 248,129 for the three and six months ended June 30, 2002, respectively, were anti-dilutive and were excluded from the calculation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares.

9. Comprehensive (Loss) Income

        Comprehensive (loss) income for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income	$(1,950)	$608	$(2,729)	$301
Other comprehensive (loss) income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(19)	(43)	(15)	(36)
Foreign currency translation adjustments	1,055	1,255	1,801	1,184

Total comprehensive (loss) income	$(914)	$1,820	$(943)	$1,449

10. Restructuring Charge

        In the third quarter of 2002, the Company implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1,767,000 ($1,043,000, net of tax) in the third quarter of 2002.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of June 30, 2003 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance of accrual as of December 31, 2002	390	—	313	—	703
Cash payments	(155)	—	(64)	—	(219)
Currency impact	19	—	24	—	43

Balance of accrual as of June 30, 2003	$254	$—	$273	$—	$527

        Due to the impact of certain German regulatory requirements applicable to the benefits to the Company's German employees, the workforce reduction accrual will not be fully paid until 2008. The remaining accrual for the contractual obligations is expected to be paid by the end of first quarter 2004.

11. Merger and Acquisition

  Bruker Daltonics Merger

        On April 4, 2003, the Company entered into a definitive merger agreement with Bruker Daltonics Inc., an affiliate of the Company, pursuant to which the Company on July 1, 2003, merged into Bruker Daltonics. On July 1, 2003, each outstanding share of common stock of the Company converted into the right to receive, at the election of the holder, either 0.63 of a share of Bruker

Daltonics common stock or consideration designed to be of substantially equivalent value, payable 75% in Bruker Daltonics common stock and 25% in cash. In connection with the merger, Bruker Daltonics changed its name to Bruker BioSciences Corporation and changed its Nasdaq trading symbol from "BDAL" to "BRKR."

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders, will be accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders will be accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets will be accounted for as goodwill.

        The definitive merger agreement was signed following unanimous recommendations of the independent Special Committees of the Board of Directors of each company and unanimous approval by the Board of Directors of each company. The five affiliated shareholders, who hold in excess of 50% of the outstanding common stock of each company, entered into Voting Agreements with each company pursuant to which each such person, among other things, agreed to vote all shares of common stock of Bruker Daltonics and the Company beneficially owned by such person in favor of the merger.

        The merger was approved by the shareholders of both companies on June 27, 2003. In addition, all necessary U.S. government regulatory approvals were obtained. The merger closed on July 1, 2003.

        During the three and six months ended June 30, 2003, the Company incurred merger related costs of $2,132,000 and $3,418,000, respectively, in connection with this transaction for legal fees, accounting fees, investment banker fees and fees to an independent Special Committee of the Board of Directors. These costs are required to be expensed by the Company in accordance with generally accepted accounting principles.

        This merger is intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The combined company will also offer a significantly broader technology base, a greatly increased distribution, sales and service infrastructure and a more diversified customer base.

  Baltic Scientific Instruments Ltd. Acquisition

        On April 2, 2003, the Company acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. ("BSI"), a Riga, Latvia-based company. BSI focuses on solid state x-ray detector technology for materials research and elemental composition and has been a supplier to the Company since 2001. This acquisition gives both companies the opportunity to explore additional research and development projects. The results of the BSI operation have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price was approximately $267,000 paid in cash.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Cash	$129
Accounts receivable	111
Prepaid expenses	1
Inventories	233
Property and equipment	221
Goodwill	208

Total assets acquired	903

Liabilities:
Accounts payable	113
Other current liabilities	213
Minority interest	57
Long-term debt	253

Total liabilities assumed	636

Net assets acquired	$267

        In May 2003, BSI issued additional shares to the Company which increased the Company's ownership to 75.5%. BSI's minority shareholders did not receive additional shares in May 2003.

        The pro forma statements of operations information reflecting the BSI acquisition have not been presented because the impact on net sales, (loss) income before cumulative effect of change in accounting principle, net (loss) income and earnings (loss) per share would have been immaterial.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002.

Net sales

        Net sales for the three months ended June 30, 2003 increased $2.5 million, or 10.2%, to $26.5 million compared to $24.0 million for the three months ended June 30, 2002. The increase in net sales was due primarily to the favorable impact of currency fluctuations experienced in the second quarter of 2003, which effectively increased our revenues by approximately $3.2 million as compared to the prior year quarter. Aftermarket sales increased from the prior year quarter. Aftermarket sales consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. Further, we continued to have strong sales in our X-ray fluorescence systems. These sales increases were offset by a decrease in the number of X-ray diffraction systems sales.

Cost of sales

        Cost of sales for the three months ended June 30, 2003 increased $1.2 million, or 8.1%, to $15.8 million compared to $14.6 million for the three months ended June 30, 2002. Currency fluctuations increased our cost of sales by approximately $2.0 million. These increases were offset by overall cost reduction initiatives and a decrease in warranty expense resulting from fewer warranty claims.

        The gross margin on sales was 40.2% for the three months ended June 30, 2003 compared to 39.0% for the three months ended June 30, 2002. Gross margins improved in X-ray diffraction due to a combination of cost reduction measures as well as an increase in sales to third-party sales representatives which have higher margins. We also increased gross margins on aftermarket sales through improved productivity and pricing. The overall increase in gross margins was offset by a decrease in life science systems gross margins due to overcapacity in our production operations from soft sales.

Research and development

        Research and development expenses for the three months ended June 30, 2003 increased $0.4 million, or 13.5%, to $3.2 million compared to $2.8 million for the three months ended June 30, 2002. Research and development expenses increased $0.4 million due to currency fluctuations as compared to the same period in the prior year. As a percentage of net sales, research and development expenses were 12.0% for the three months ended June 30, 2003 compared to 11.7% for the three months ended June 30, 2002.

General and administrative

        General and administrative expenses for the three months ended June 30, 2003 increased $0.1 million, or 4.4%, to $2.1 million compared to $2.0 million for the three months ended June 30, 2002. General and administrative expenses increased $0.3 million due to currency fluctuations as compared to the same period in the prior year. This increase was offset by a reduction in expenses due to our restructuring efforts. As a percentage of net sales, general and administrative expenses were 7.9% for the three months ended June 30, 2003 compared to 8.4% for the three months ended June 30, 2002.

Marketing and selling

        Marketing and selling expenses for the three months ended June 30, 2003 increased $1.5 million, or 29.9%, to $6.6 million compared to $5.1 million for the three months ended June 30, 2002. Marketing and selling expenses increased by $0.8 million due to currency fluctuations as compared to the same period in the prior year. Approximately, $0.3 million of the increase in marketing and selling expenses was also due in part to an increase in sales to third-party sales representatives who receive higher commissions. Further, marketing and selling expense increased due to increased amortization expense related to demonstration inventory and increased salary expense. As a percentage of net sales, marketing and selling expenses were 24.8% for the three months ended June 30, 2003 compared to 21.0% for the three months ended June 30, 2002.

Merger related costs

        On July 1, 2003, we merged with Bruker Daltonics Inc., an affiliate of the Company. In connection with this transaction, we incurred approximately $2.1 million of merger related costs during the second quarter for legal fees, accounting fees, investment banker fees and fees to an independent Special Committee of the Board of Directors.

Interest (income) expense

        Interest income for the three months ended June 30, 2003 decreased $37,000, or 20.4%, to $144,000 compared to $181,000 for the three months ended June 30, 2002. The decrease was due primarily to lower interest rates and a lower cash balance. Additionally, interest expense for the three months ended June 30, 2003 increased $62,000, or 100.0%, to $124,000 compared to $62,000 for the three months ended June 30, 2002. The increase was due primarily to an increase in debt.

Other (income) expense

        Other income for the three months ended June 30, 2003 decreased $1.1 million, or 79.9%, to $0.3 million compared to $1.4 million for the three months ended June 30, 2002. In the prior year quarter, we recognized $1.1 million in foreign currency gains on our foreign-denominated intercompany lines of credit. However, in July 2002, we restructured our intercompany debt as the settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other income within the statement of operations but instead recorded as a component of accumulated other comprehensive income within shareholders' equity. In addition, gains on foreign currency transactions decreased $0.4 million. These decreases were offset by an increase of $0.4 million in the fair value of derivative financial instruments.

Income tax (benefit) expense

        Income tax (benefit) expense for the three months ended June 30, 2003 was a tax benefit of $1.1 million compared to tax expense of $0.4 million for the three months ended June 30, 2002. Our effective tax rate was 34.5% for the three months ended June 30, 2003 and 40.0% for the three months ended June 30, 2002. The decrease in our effective tax rate was due primarily to merger related costs.

We estimated that approximately $1.7 million of the total merger costs of $2.1 million are tax deductible resulting in a tax benefit of approximately $0.7 million for the three months ended June 30, 2003. Therefore, excluding merger related costs of $1.4 million, net of taxes, our effective tax rate was 40.0% for the three months ended June 30, 2003.

Minority interest

        Minority interest in subsidiaries for the three months ended June 30, 2003 increased $45,000 to income of $46,000 compared to income of $1,000 for the three months ended June 30, 2002. The minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. ("BSI"). The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the three months ended June 30, 2003 and 2002. The increase in the minority interest income is due primarily to the acquisition of BSI, which incurred net losses during the three months ended June 30, 2003.

Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Net sales

        Net sales for the six months ended June 30, 2003 increased $7.6 million, or 15.9%, to $55.4 million compared to $47.8 million for the six months ended June 30, 2002. The increase in net sales was due primarily to the favorable impact of currency fluctuations experienced in the first and second quarters of 2003, which effectively increased our revenues by approximately $6.8 million as compared to the six months ended June 30, 2002. In addition, net sales increased by $1.4 million due to the acquisition of MAC Science Ltd. We had strong sales in our X-ray fluorescence systems. Furthermore, aftermarket sales increased from the prior year six months ended June 30. Aftermarket sales consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. These sales increases were offset by lower average selling prices since the mix of business was skewed to lower priced systems.

Cost of sales

        Cost of sales for the six months ended June 30, 2003 increased $3.8 million, or 12.9%, to $33.1 million compared to $29.3 million for the six months ended June 30, 2002. Currency fluctuations increased our cost of sales by approximately $4.1 million and the acquisition of the MAC Science operation increased our cost of sales by approximately $0.7 million. These increases were offset by overall cost reduction initiatives and a decrease in warranty expense resulting from fewer warranty claims.

        The gross margin on sales was 40.2% for the six months ended June 30, 2003 compared to 38.7% for the six months ended June 30, 2002. Gross margins improved in X-ray diffraction due to a combination of cost reduction measures as well as an increase in sales to third-party sales representatives which have higher margins. We also increased gross margins on aftermarket sales through improved productivity and pricing. The overall increase in gross margins was offset by a decrease in life science systems gross margins due to overcapacity in our production operations from soft sales.

Research and development

        Research and development expenses for the six months ended June 30, 2003 increased $0.8 million, or 16.5%, to $5.7 million compared to $4.9 million for the six months ended June 30, 2002. Research and development expenses increased $0.7 million due to currency fluctuations as compared to the same period in the prior year. In addition, research and development expenses increased by $0.2 million due to the acquisition of MAC Science. These increases were offset by cost reduction initiatives taken in 2002 and 2003 including reducing headcount and canceling or postponing lower priority projects. As a percentage of net sales, research and development expenses were 10.3% for both the six months ended June 30, 2003 and 2002.

General and administrative

        General and administrative expenses for the six months ended June 30, 2003 increased $0.4 million, or 11.3%, to $4.0 million compared to $3.6 million for the six months ended June 30, 2002. General and administrative expenses increased $0.5 million due to currency fluctuations as compared to the same period in the prior year. In addition, general and administrative expenses increased by $0.3 million due to the acquisition of MAC Science. These increases were offset by a reduction in expenses due to our restructuring efforts. As a percentage of net sales, general and administrative expenses were 7.3% for the six months ended June 30, 2003 compared to 7.6% for the six months ended June 30, 2002.

Marketing and selling

        Marketing and selling expenses for the six months ended June 30, 2003 increased $3.4 million, or 34.3%, to $13.1 million compared to $9.7 million for the six months ended June 30, 2002. Marketing and selling expenses increased by $1.6 million due to currency fluctuations as compared to the same period in the prior year. Approximately $1.2 million of the increase in marketing and selling expenses was also due in part to an increase in sales to third-party sales representatives who receive higher commissions. Additionally, approximately $0.5 million of the increase related to the MAC Science acquisition. Further, marketing and selling expense increased due to increased amortization expense related to demonstration inventory and increased salary expense. As a percentage of net sales, marketing and selling expenses were 23.6% for the six months ended June 30, 2003 compared to 20.3% for the six months ended June 30, 2002.

Merger related costs

        On July 1, 2003, we merged with Bruker Daltonics Inc., an affiliate of the Company. In connection with this transaction, we incurred approximately $3.4 million of merger related costs during the six months ended June 30, 2003 for legal fees, accounting fees, investment banker fees and fees to an independent Special Committee of the Board of Directors.

Interest (income) expense

        Interest income for the six months ended June 30, 2003 decreased $115,000, or 27.8%, to $299,000 compared to $414,000 for the six months ended June 30, 2002. The decrease was due primarily to lower interest rates and a lower cash balance. Additionally, interest expense for the six months ended June 30, 2003 increased $95,000, or 76.6%, to $219,000 compared to $124,000 for the six months ended June 30, 2002. The increase was due primarily to an increase in debt.

Other (income) expense

        Other income for the six months ended June 30, 2003 decreased $0.6 million, or 57.0%, to $0.4 million compared to $1.0 million for the six months ended June 30, 2002. For the six months ended June 30, 2002, we recognized $1.0 million in foreign currency gains on our foreign-denominated intercompany lines of credit. However, in July 2002, we restructured our intercompany debt as the settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other income within the statement of operations but instead recorded as a component of accumulated other comprehensive income within shareholders' equity. In addition, gains on foreign currency transactions decreased $0.2 million and there was a loss of $0.2 million related to the disposal of equipment. These decreases in other income were offset by an increase of $0.8 million in the fair value of derivative financial instruments.

Income tax (benefit) expense

        Income tax (benefit) expense for the six months ended June 30, 2003 was a tax benefit of $0.7 million compared to tax expense of $0.6 million for the six months ended June 30, 2002. Our effective tax rate was 20.1% for the six months ended June 30, 2003 and 39.5% for the six months ended June 30, 2002. The decrease in our effective tax rate was due primarily to merger related costs. We estimated that approximately $1.7 million of the total merger costs of $3.4 million are tax deductible resulting in a tax benefit of approximately $0.7 million for the six months ended June 30, 2003. Therefore, excluding merger related costs of $1.7 million, net of taxes, our effective tax rate was 40.0% for the six months ended June 30, 2003.

Minority interest

        Minority interest in subsidiaries for the six months ended June 30, 2003 increased $5,000 to income of $7,000 compared to income of $2,000 for the six months ended June 30, 2002. The minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the six months ended June 30, 2003 and 2002. The increase in the minority interest income is due primarily to the acquisition of BSI, which incurred net losses since its acquisition. The increase was offset by minority interest expense due to Incoatec being profitable for the six months ended June 30, 2003 compared to incurring losses for the six months ended June 30, 2002.

Change in accounting principle

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. We completed the transitional impairment tests in the third quarter of 2002, which resulted in recording an impairment loss of $1.0 million ($0.6 million, net of tax). In accordance with the transitional provisions of SFAS No. 142, the impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

        The goodwill impairment loss related to our Bruker Nonius reporting unit, which was acquired in April 2001. Changes in the market and economic conditions since the date of acquisition resulted in an impairment to the goodwill allocated to Bruker Nonius.

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

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of June 30, 2003 (in thousands).

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance of accrual as of December 31, 2002	390	—	313	—	703
Cash payments	(155)	—	(64)	—	(219)
Currency impact	19	—	24	—	43

Balance of accrual as of June 30, 2003	$254	$—	$273	$—	$527

        We expect the remaining accrual for the contractual obligations to be paid by the end of the first quarter 2004. Due to the impact of certain German regulatory requirements applicable to the benefits for our German employees, the workforce reduction accrual will not be fully paid until 2008.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2003, we had cash and cash equivalents of $48.1 million and working capital of $70.7 million. Historically, we have financed our growth through a combination of debt financing and the issuance of our common and preferred stock.

        During the six months ended June 30, 2003, we used $1.8 million of cash in operating activities. Our use of cash was primarily due to a decrease in other current liabilities, primarily comprised of customer advances and deferred revenue, and an increase in other assets and prepaid expenses. These uses of cash were partially offset by a decrease in accounts receivable. During the six months ended June 30, 2002, we used $4.1 million of cash in operating activities. Our use of cash was primarily due to increases in accounts receivable and inventories related to sales growth.

        We used $1.8 million for capital expenditures in the six months ended June 30, 2003. These capital expenditures were primarily for the addition of a stockroom and other improvements at our facility in Karlsruhe, Germany, and software implementation and development costs. We used $9.8 million for capital expenditures for the six months ended June 30, 2002. In February 2002, we purchased our Karlsruhe, Germany facility, land and adjacent lot for approximately $7.0 million. In addition, we moved our operations in the Netherlands to a new facility which resulted in approximately $1.2 million of capital expenditures. The remaining capital expenditures primarily consisted of computer equipment and software purchases. We made these capital expenditures to improve productivity and expand manufacturing capacity.

        In addition to capital expenditures, during the six months ended June 30, 2003, we acquired 75.5% of the outstanding common shares of Baltic Scientific Instruments Ltd., a Riga, Latvia-based company, for $138,000, net of cash acquired. BSI focuses on solid state x-ray detector technology for materials research and elemental composition and has been one of our suppliers since 2001. This acquisition gives both companies the opportunity to explore additional research and development projects. During the six months ended June 30, 2002 we acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The aggregate purchase price was $3.5 million, including $0.3 million of cash plus the assumption of liabilities of $3.2 million.

        During the six months ended June 30, 2003, cash flows used in financing activities totaled $1.2 million and included primarily payments on our line of credit of $0.5 million and long-term debt of $0.8 million. During the six months ended June 30, 2002, cash flows provided by financing activities totaled $16.6 million and included primarily the issuance of common stock and debt. We issued and sold 1,350,000 shares of our common stock for $8.1 million, net of issuance costs. We also issued $6.9 million of debt for the purchase of our Karlsruhe, Germany facility and for operating needs at our facility in Japan. Further, we received $1.6 million of net borrowings from our lines of credit.

        Currently, we have both long-term and short-term debt outstanding. As of June 30, 2003, our current portion and long-term debt from banks in the U.S., Germany and Japan totaled $10.5 million. The interest rate on our long-term debt ranges from 1.19% to 4.90%. As of June 30, 2003, we had $1.4 million of borrowings on a line of credit from a bank. We had unused borrowings under our lines of credit of approximately $4.9 million. The interest rates on our lines of credit outstanding range from 0.87% to 0.89%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of June 30, 2003, the latest measurement date, we were in violation of a certain financial covenant and, accordingly, we obtained a waiver from the financial institution. This waiver applies for the quarterly periods ending March 31, 2003 through December 31, 2003.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first six months of 2003, the U.S. dollar continued to weaken against the euro. This significantly increased our consolidated revenue growth by $6,800,000, or 14.3%, as expressed in U.S. dollars. In the first three months of 2002, the U.S. dollar was strengthening against the euro. However, this trend reversed during the three months ended June 30, 2002, as the U.S. dollar weakened against the euro. Therefore, during the six months ended June 30, 2002, fluctuations in foreign currencies had only a minimal impact on our consolidated revenue growth rate, as expressed in U.S. dollars. In addition, the currency fluctuations resulted in accumulated foreign currency translation gains of approximately $3,309,000 and $1,508,000 at June 30, 2003 and December 31, 2002, respectively. These gains are included as a component of accumulated other comprehensive income.

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At June 30, 2003 or December 31, 2002, there were no foreign currency forward contracts outstanding. Additionally, there were no material non-functional currency denominated financial instruments which would expose us to foreign exchange risk outstanding at June 30, 2003 or December 31, 2002.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange gains were approximately $14,000 and $1,529,000 for the three months ended June 30, 2003 and 2002, respectively and $135,000 and $1,306,000 for the six months ended June 30, 2003 and 2002, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1,060,000 or ($867,000), respectively.

        During the first half of 2002, we also had foreign-denominated intercompany lines of credit that impacted our transaction gains and losses. However, on July 12, 2002, we restructured our intercompany debt as the settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other expense (income) within the statement of operations but instead are recorded as a component of accumulated other comprehensive income within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1,693,000 or ($1,385,000), respectively.

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

        In the U.S., we have entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this agreement is to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive loss. The fair value of the instrument was a liability of approximately $148,000 and $133,000, net of tax at June 30, 2003 and December 31, 2002, respectively.

        In Germany, we have entered into financial instruments currently not designated as hedges. In April 2002, we entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the fiscal year ending September 30, 1999, we entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market. The fair value of the instruments (appreciated) depreciated ($266,000) and $138,000 for the three months ended June 30, 2003 and 2002, respectively and ($468,000) and $321,000 for the six months ended June 30, 2003 and 2002, respectively. The fair value of the instruments was an asset (liability) of approximately $139,000 and ($315,000) as of June 30, 2003 and December 31, 2002.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

ITEM 4:    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

        During the three month period ended June 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition. No such legal proceedings have been threatened.

ITEM 2:    Changes in Securities and Use of Proceeds

        On December 13, 2001, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 10,350,000 shares of our common stock (including the over-allotment option) for net proceeds of approximately $60.7 million. The following table sets forth our cumulative use of the net offering proceeds as of June 30, 2003:

Purchase of real estate	$2.6 million
Leasehold improvements and other	$1.9 million
Purchase and implementation of computer software	$1.0 million
Acquisitions	$0.6 million
Merger related costs	$0.9 million
Repayment of indebtedness	$10.9 million
Working capital	$3.3 million
Total	$21.2 million

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

ITEM 3:    Defaults Upon Senior Securities

        None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        A special meeting of the Company's shareholders was held on Friday, June 27, 2003. Of the 55,722,638 shares of the Company's common stock entitled to vote at the meeting, a total of 52,491,704 shares or 95% were represented at the meeting.

        One proposal was presented at the special meeting for voting by the shareholders. The proposal was to adopt and approve the Agreement and Plan of Merger, dated April 4, 2003, by and between Bruker Daltonics Inc. and Bruker AXS Inc. The shareholders approved the proposal by a vote of 52,438,489 shares in favor, with 17,450 shares against and 35,765 shares abstaining.

ITEM 5:    Other Information

        None.

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2
  Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1
  Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        We filed the following reports on Form 8-K during the three months ended June 30, 2003:

        On April 8, 2003, the Company filed a report on Form 8-K to announce that the Company entered into an Agreement and Plan of Merger pursuant to which the Company will merge into Bruker Daltonics Inc. (Items 5 and 7)

        On May 8, 2003, the Company filed a report on Form 8-K to announce its results of operations for the quarter ended March 31, 2003. (Items 7 and 9)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER AXS INC.
Date: August 11, 2003	By:	/s/ MARTIN HAASE, PH.D. Martin Haase, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2003	By:	/s/ LAURA FRANCIS Laura Francis Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.